Form 10-K
period 2011-06-30
DMH INTERNATIONAL, INC.
filed 2011-10-12
CIK 1496819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

   X  .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2011

        .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to ________

DMH INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	333-169887	27-2689205
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)

111 Ramble Lane #105 Austin, TX 78745 (Address of principal executive offices)

(512) 351-7834
(Registrant’s Telephone Number)
Copy of all Communications to: Carrillo Huettel, LLP 3033 5th Avenue, Suite 400 San Diego, CA 92103 Phone: 619-546-6100 Fax: 619-546-6060

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes      . No   X  .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes      . No   X  .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X  . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes      . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      . No   X  .

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2010 was $NIL based upon the price ($NIL) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

As of October 11, 2011, there were 5,000,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

Documents incorporated by reference: None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•

The availability and adequacy of our cash flow to meet our requirements;

•

Economic, competitive, demographic, business and other conditions in our local and regional markets;

•

Changes or developments in laws, regulations or taxes in our industry;

•

Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•

Competition in our industry;

•

The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

•

Changes in our business strategy, capital improvements or development plans;

•

The availability of additional capital to support capital improvements and development; and

•

Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “DMHI”, “we”, “us” and “our” are references to DMH International, Inc.  All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1.    BUSINESS

History of the Company

The Company was incorporated in the state of Nevada on June 2, 2010. On June 7, 2010, the Company entered into an Assignment Agreement (the "Acquisition") with Dale Mas, Inc. ("Dale Mas"), a Texas corporation, whereby the Company acquired 100% of the issued and outstanding shares of Dale Mas in exchange for 5,000,000 shares of the Company's Common Stock which was issued to our founder, Mr. Jon-Marc Garcia, as the sole-shareholder of Dale Mas. Subsequent to the Acquisition, Mr. Jon-Marc Garcia, currently our sole officer and director, owned 100% of the issued and outstanding common shares of the Company. The acquisition of Dale Mas by the Company was accounted for as a reorganization of entities under common control, wherein the Company and Dale Mas were under common control on the acquisition date. The assets, liabilities, and operations of the acquired entity, Dale Mas, have been brought forward at their carrying value and the financial statements include the operations of the Company and Dale Mas from their respective inception dates.

We are currently a development stage company and to date we have recorded no revenue. Since inception, our operations have mainly consisted of the organization of our business and the formulation of a strong business model based upon the market of the brand Dale Mas. To date, we have incorporated both the Company and Dale Mas, purchased a website domain, which we will use to brand our apparel, and have begun initial product tests and development. Our initial operations have been funded by a $75,000 promissory note. Accordingly, our independent registered public accountant has issued a comment regarding our ability to continue as a going concern (please refer to the footnotes to the financial statements).

Description of Business

The Company’s current focus is on creating specialty t-shirts and other casual and active clothing geared toward the Hispanic community. We plan to develop, brand and market an entire apparel line named Dale Mas®. The English translation of the Spanish words “dale mas” is “give more”. Our founder, Mr. Jon-Marc Garcia, owns a registered trademark for “Dale Mas,” which we plan to be the backbone of our initial product line. The Dale Mas meaning will be consistently communicated through all aspects of our products and business. We intend to market Dale Mas merchandise to a broad range of customers with varying ages and income levels. We have created our first two designs and have had the prototypes manufactured and we are currently evaluating both the design and materials used for the products. The prototypes we have designed include a simple fashion t-shirt and a casual short sleeve button-up. Although we have had the first designs manufactured, we have not reported any sales at this time.

Our goal is to become a designer and retailer of casual apparel and to maintain a high level of quality among our products. Dale Mas intends to source high quality natural fabrics from around the world and use distinctive trim details and specialized washes to achieve a unique style and comfort in its products. We intend to develop a web site, “www.dale-mas.com”, to market and deliver our products to anyone with an internet connection and a shipping address. At present, our market territory will be primarily local, as we will be soliciting individual customers and businesses through word-of-mouth and using our founder's extensive background in the Austin, Texas business community. We will continue to develop our local market with targeted phone calls and in-person visits to selected businesses.

Initial Operations

Our operations have been limited to the organization, planning and initial design and our products. To date, we have incorporated our Company under the laws of the State of Nevada and formulated a business plan that we feel will be successful with proper execution and sufficient funding. Our initial operations also include the designing of the logo for Dale Mas, which we hope will be the branded image throughout our product lines, merchandise tags and our future website.

Additionally, we have purchased our initial sample products and have taken the first step toward marketing our products by purchasing our website domain www.dale-mas.com, which we believe will be our first mode of sales until we are able to establish retail sales contracts.

We know that the key factors that will enable us to effectively grow in the clothing retail industry are our price point on goods, customer service, effective marketing and quality control of all items that we will sell. We believe that the first year of our operations will be devoted to the further development of our business and to the sale and marketing of Dale Mas apparel, including researching our product line, purchasing cost-effective, yet high quality apparel, identifying and securing relationships with suppliers, wholesalers, retailers and distributors, designing and developing our website, and advertising our products in order to reach our target market.

Our Products

Our principal products will be the high quality shirts that we design and will market, distribute and sell through our wholly-owned subsidiary, Dale Mas under the Dale Mas trademark. To date, we have two different designs of men’s shirts, but we plan to have a collection which includes apparel for both women and men. We plan to market to consumers through a marketing campaign that stresses quality, style and uniqueness.

Our founder Mr. Garcia has created our first two designs and has had the prototypes manufactured and we are currently evaluating both the design and materials used for the products. The prototypes we have designed include a simple fashion t-shirt and a casual short sleeve button-up. Although we have had the first designs manufactured, we have not reported any sales at this time. We anticipate ordering sample shirts from manufacturers that specialize in small projects and custom designs; these manufacturers will be identified by Mr. Garcia through on-line research and evaluation. At this time, we have received limited runs of our first two products. With each test run we will evaluate both the quality of the material and the craftsmanship from the selected manufacturer. Once we are satisfied with and have chosen our manufacturer, we will initiate significant discussions relating to quality and pricing. We will evaluate these factors in light of funds received from the proceeds of this offering and such determinations will be guided and directly related to funds received.

Our initial products consist of two different men’s shirts. One of our first men’s shirts is a basic t-shirt made from 100% cotton. On our basic t-shirt we have included a screen-printed design with our logo on the front. If we are able to order these t-shirts at quantities of one thousand (1000) t-shirts per order, our cost will be approximately $3.50 per t-shirt including the designs printing on each t-shirt. If we are able to order at such quantities, we plan to set our wholesale price at $12.50 per t-shirt, and a retail price of $22.50 per t-shirt. Prices for these t-shirts will vary based on several factors. White, non-dyed t-shirts will be less expensive, and sizes greater than extra large will be more expensive due to the extra fabric used to create each garment.

Our second men’s shirt is 70% rayon, 30% polyester button-up shirt. This particular product will sell for considerably more than our t-shirts, due to its heavy weight construction and button-up style. On this shirt we have embroidered our logo on the left sleeve of each shirt. For our initial sample of this style we ordered just twelve samples and spent approximately $22.00 per shirt. Our cost will go down quite significantly if we are able to place orders of one thousand (1000) shirts or more. If we can sustain large orders of this style, we can lower our cost to approximately $10.00 per garment. Suggested wholesale price for each shirt of this style will be $30.00, with a suggested retail of $60.00.

Plan of Operation

The Company’s principal business activity will be the design, development and worldwide marketing, distribution and sale of high quality apparel. We will conduct this business activity through our wholly-owned subsidiary, Dale Mas. Our founder is allowing us to use a portion of his existing office space free of charge.

The Company intends to begin substantive operations in the coming months. During the following twelve month period, we anticipate that we will begin to generate revenues through the sale of our initial products. However, if additional financing is needed, we anticipate that it will be in the form of debt financing from our friends and family. At this point we have not received any firm commitments or indications from any family, friends or business acquaintances regarding any potential investment in the Company. We may seek to obtain equity financing from the sale of our Common Stock or sales of convertible promissory notes that are convertible into shares of our Common Stock. If we do not obtain additional financing when needed, we will be forced to scale back our plan of operations and our business activities.

We will initially use word-of-mouth marketing and in-person sales on or near the many colleges and universities located in the Austin, Texas area to sell our products. We will further develop our local market with targeted phone calls and in-person visits to businesses. As we begin to generate revenues, we will seek to secure a kiosk or retail location to place our product on a more consistent basis. On a larger scale, we will use our future website, www.dale-mas.com, to gain access to a national and possibly international marketplace by targeting anyone with access to an internet connection and a valid shipping address. For a more detailed discussion of advertising and marketing strategy, please see the below section entitled “Advertising and Marketing”.

Assuming the Company experiences growth and generates revenues, we intend to hire qualified persons with experience in the retail clothing industry to assist in the manufacture, design, sales, and distribution of our products. We will offer no benefits to our employees and will base our hourly wages on what is customary for retail sales in our initial region. We do not anticipate offering a commission structure; however, commissions may be implemented once we have begun complete operations.

Advertising & Marketing

Our marketing strategy will begin with word of mouth, which we believe will always be our most important means or promotion. Initially, we will be focused on developing our brand name as a casual and active wear clothing company within the Hispanic community. In order to effectively market Dale Mas as a designer and retailer of high quality casual and active wear apparel, we intend to establish a strong marketing and advertising presence at colleges, sporting events and city marketplaces and to seek retail space in such locations. Younger generations have long-since been the leaders of fashion trends, therefore we believe that by marketing on college campuses, we will have a better chance to establish our brand name. Also, because we would like to establish our brand name as a leading casual active wear apparel line, we believe that marketing our clothing at sporting events will have a strong effect. Furthermore, we believe that the meaning of “Dale Mas” will resonate with people playing and watching sports.

If we generate sufficient revenues from the sale of our products, we intend to implement an advertising and marketing campaign to increase awareness of Dale Mas and to acquire new customers through multiple channels, including traditional and online advertising and direct marketing. We believe that the use of multiple marketing channels reduces reliance on any one source of customers, maximizes brand awareness and promotes customer acquisitions.

Once our website is fully developed, we will begin to market and advertise our website with cost-effective online marketing tools. We feel that this will help to brand our clothing and give our company a direct-to-customer mode of sales with increased profit margins. As we generate revenues from our website sales, we plan to initiate online advertising through large search engines publishers. Such companies have developed advertising programs known as cost-per click advertising, wherein an advertiser is only charged when their ad is actually clicked on. Advertising with these online companies will allow us to place keyword specific advertisements in the exact market we would like to be in. With relatively little cost, we will be able to develop an online marketing presence that reaches our target market and we will only have to pay when people with genuine interest in our products click on our ads.

If funding permits, we would like to launch a national public relations campaign. We feel that the only way to truly become an internationally marketed clothing line is through attendance at all of the major trade and clothing industry exhibitions as well as through trade press advertising. With the help of a professional public relations firm, we feel that we could market our products nationally and globally.

Planned Operational Milestones

Timeline	Activity	Anticipated Costs	Description of Milestone Activity
0-6 Months	Raise capital through the sale of the Company’s stock.	This will only require the time of our sole officer and director.	The Company does not foresee any reason that this phase of our anticipated activities would be delayed, as this activity is not dependent on future financing.
1-4 Months	Begin marketing our initial products through word of mouth.	No funds will be needed to market our products by word of mouth.	The Company does not foresee any reason that this phase of our anticipated activities would be delayed, as this activity is not dependent on future financing.
	Begin the branding of our clothing line and logo through the use of social media websites.	This will only require the time of our sole officer and director.	The Company does not foresee any reason that this phase of our anticipated activities would be delayed, as this activity is not dependent on future financing.
Begin designing and developing www.dale-mas.com, as a fully functional e-commerce website.

If we are able to create our website ourselves, approximately $600 will be needed for the purchase of a website template, hosting for one year, and the initial setup* of a merchant bank account and payment gateway (*additional monthly fee of $40/month incurred after initial month).

The Company intends to use any one of many online hosting companies for the purchase of a website template and an e-commerce hosting package. We plan to seek out a merchant banker, and use Authorize.net for our credit card processing payment gateway.

2 – 12 Months

Begin establishing relationships with suppliers, wholesalers, retailers, and distributors for our initial products. Also, we plan continue the designing and development of new products to add to our clothing line.

		This will be an ongoing task. Within the first twelve months of our operations, we foresee spending up to $0- 85,000 on inventory and research and development.	Assuming the Company is able to raise enough capital, we plan to begin designing and distributing more Dale Mas clothing.
3-5 Months	Begin online advertising campaigns through large search engines.	We are budgeting $4,500 - $8,000 for online advertising. These campaigns can cost various amounts.	Online advertising will offer us a cost-effective way to reach millions of internet users to market our brand.
	Begin print media campaign and produce postcard mailers seeking targeted market.	$500 - $2,000 - We will design our own ads to keep costs low, and distribute to our local targeted market.	Using our sole officer and director’s knowledge of graphic design, we will produce our own postcards and flyers to distribute to our local market.
5-12 Months	Begin branding our clothing at major trades shows and clothing industry exhibitions.	$1,000 - $5,000 per booth space at trade shows.	We believe that inclusion in major trade shows will be a significant step for the branding of our clothing.
	Hire a national public relations firm.	$3,000 - $5,000 per month.	If our financing permits, we hope to hire a public relations firm.

As set forth in the table above, we estimate that the low estimate of our first year "start-up" costs would be roughly $72,040. However, depending on how fast we begin generating substantial revenue, we could possibly spend a significant amount more on product development, marketing and advertising, consultants and/or staff.  If we do not generate enough revenue to implement our plan of operations, additional funding will likely be in the form of debt financing or equity financing from the sale of our Common Stock or sales of convertible promissory notes that are convertible into shares of our Common Stock. We will seek out additional funds from friends, family, and business acquaintances; however, there is no guarantee that such funds will be available since we haven’t received any firm commitments or indications of interest from our friends, family members, or business acquaintances regarding potential investments in our Company. If we do not obtain the necessary additional financing, we will be forced to scale back our plan of operations and our business activities. At this time, neither the Company nor management has any plans, or has entered into any discussions, written or unwritten, with any third-party relating to any merger acquisitions or business combination transactions. The Company and its management are committed to the foregoing plan of operations and will use all reasonable means to effectuate the Company's planned operational milestones.

Growth Strategy

The Company has implemented a growth strategy designed to permit Dale Mas to capitalize on its business strengths. In addition, Dale Mas believes that there are opportunities to expand its customer base through further penetration of its existing merchandise into the retail clothing market and the introduction of new merchandise categories and products. The Company believes that its internal design capability will enable it to continue to develop new merchandise which reflects the Dale Mas lifestyle image. We intend to continue our expansion through the following growth strategies:

Brand our apparel within our target market. We intend to initially market our high-quality, casual active wear apparel line to men and women within the Hispanic community with varying ages and income levels.

Sales through multiple online channels. We intend to conduct many of our sales through our website “dale-mas.com.” Until the creation of said website, however, we intend to use multiple online channels to feature and sell our clothing. Such online channels include, but are not limited to: Etsy.com, Google Products, Amazon.com, and Ebay.com.

Expand the local, national and international retail presence of our products. We plan to launch a coordinated product and marketing strategy that we believe will expand our target market and retail distribution of our products and increase demand for the Dale Mas brand. We also believe that the success of our retail sales will provide an opportunity for much broader retail distribution and penetration of our products into larger markets.

Broaden our merchandise and product line. We intend to expand our product line to include not only casual active wear apparel but also new categories of merchandise. We believe that the expansion of our Company will increase our target market and we intend to continue to offer products to meet our customers’ evolving needs.

Increase distribution of our products. We intend to expand distribution of our products by adding new wholesalers, retailers and distributors to our customer base. We believe that the quality of our unique and stylish products, the strength of our customer service and the effectiveness of our marketing strategies will allow us to leverage the growth of our current wholesaler and retail customers, increase floor space dedicated to our products and improve the placement of our products in retail stores.

Competition

The apparel industry is highly competitive and is subject to rapidly changing consumer demands and preferences. We believe that our success depends in large part upon our ability to anticipate, gauge and respond to changing consumer demands and fashion trends in a timely manner. We compete with numerous apparel manufacturers, distributors and designers which operate in the casual and active wear apparel markets. Many of the designers, manufacturers, and retailers, domestic and foreign, that we compete with, such as Nike, Adidas and Reebok are significantly larger and have substantially greater resources than we do. These companies may be able to engage in larger scale branding, advertising and manufacturing activities than we can. Further, with sufficient financial backing, talented designers can become competitors within several years of establishing a new label. We compete primarily on the basis of fashion, quality, and service. Our business depends on our ability to shape and stimulate consumer tastes and demands by marketing innovative and exciting casual active wear apparel and on our ability to remain competitive in the areas of quality and price.

The production of apparel printing and embroidery is retail-focused and therefore driven by the local economy and the individual tastes and preferences of the purchaser. We are keenly aware that to be competitive we must not only offer the best value for the money, but also great service for our customers. It is our opinion that competitive points in the retail industry include quality production, aesthetics of the products, and service through product knowledge and timely delivery. Competition varies by local retail outlets, internet-based operations, and product offering.

We believe that our competitive strengths consist of the detailing of the design, the quality of our products and brand name. Within the contemporary better clothing markets, the types of shirts that we will sell can range from $25 to $100 per shirt, and some designer labels can command even higher prices. The Company believes that its price range of $22 to $60 provides superior value for the quality, style, fit and finish of Dale Mas clothing.

Government Regulation

Our products are subject to regulation by the Federal Trade Commission in the United States. Such regulations relate principally to the labeling of our products. We believe that any product that we will sell will be in substantial compliance with such regulations, as well as applicable federal, state, local, and foreign rules and regulations.

Any import or export operations we engage in will also subject to constraints imposed by bilateral textile agreements between the United States and a number of foreign countries. Those agreements, which have been negotiated bilaterally either under the framework established by the Arrangement Regarding International Trade in Textiles, known as the Multifiber Agreement, or other applicable statutes, impose quotas on the amounts and types of merchandise which may be imported into the United States from these countries. Those agreements also allow the signatories to adjust the quantity of imports for categories of merchandise that, under the terms of the agreements, are not currently subject to specific limits. Any imported products that we may sell, may also be subject to United States customs' duties.

Employees

As of June 30, 2011, neither the Company nor its subsidiary, Dale Mas, has any employees. Our founder and sole officer and director, Mr. Garcia, is currently devoting 15-20 hours per week to the operations of our Company.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

ITEM 1A.   RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      PROPERTIES

Our offices are currently located at 111 Ramble Lane #105, in Austin, TX 78745 and our telephone number is (512) 351-7834. We do not pay rent and our office space is provided to us free of charge by our sole officer and director, Mr. Garcia. The space is utilized for general office purposes and it is our belief that the space we currently occupy is adequate for our immediate needs. Additional space may be required as we expand our operations. We do not foresee any significant difficulties in obtaining any required additional space. At the present time we do not own any real property.

ITEM 3.      LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.      [REMOVED AND RESERVED]

PART II

ITEM 5.

MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

As of June 30, 2011 there is no public market for our Common Stock.  We intend to contact an authorized OTC Bulletin Board market-maker for sponsorship of our securities on the OTC Bulletin Board.

Record Holders

As of August 18, 2011, an aggregate of 5,000,000 shares of our Common Stock were issued and outstanding and were owned by approximately 1 holder of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

Other than as previously disclosed, none.

Re-Purchase of Equity Securities

None.

Dividends

We have not paid any cash dividends on our Common Stock since inception and presently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our Common Stock will be declared in the foreseeable future. Any future dividends will be subject to the discretion of our Board of Directors and will depend upon, among other things, future earnings, operating and financial condition, capital requirements, general business conditions and other pertinent facts. Therefore, there can be no assurance that any dividends on our Common Stock will be paid in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 6.   SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Working Capital

	June 30, 2011 $	June 30, 2010 $
Current Assets	21,401	66,820
Current Liabilities	170,987	76,575
Working Capital (Deficit)	(149,586)	(9,755)

Cash Flows

	Year ended June 30, 2011 $	From June 2, 2010 (Date of Inception) to June 30, 2010 $
Cash Flows from (used in) Operating Activities	(90,419)	(8,180)
Cash Flows from (used in) Financing Activities	45,000	75,000
Net Increase (decrease) in Cash During Period	(45,419)	66,820

Operating Revenues

Operating revenues since the Company’s inception has been $nil.

Operating Expenses and Net Loss

During the year ended June 30, 2011, the Company recorded operating expenses of $131,690 compared with $9,180 for the year ended June 30, 2010.  The increase in operating expenses was attributed to the fact that the Company had a full year of operations in 2011 compared with only 28 days in fiscal 2010, which accounted for the $19,408 in general and administrative costs in fiscal 2011 compared to $2,380 for fiscal 2010.  Furthermore, there was an increase of $69,400 in professional fees relating to legal, accounting, and audit costs incurred with the Company’s initial S-1 registration process and the required filing of SEC documents subsequent to registration, and increases of $36,000 in management fees to reflect a full year of monthly management fees of $1,000 incurred to the President and Director of the Company and a one-time $25,000 management fee bonus in June 2011.

Net loss for the year ended June 30, 2011 was $139,831 compared with $9,755 for the period from June 2, 2011 to  June 30, 2010.  In addition to operating expenses, the Company incurred $8,223 of interest expense in fiscal 2011 compared with $575 of interest expense in fiscal 2010 relating to accrued interest on notes payable issued to non-related parties which were unsecured, due interest at 10% per annum, and due on demand.

Liquidity and Capital Resources

As at June 30, 2011, the Company’s cash balance and total assets were $21,401 compared to $66,820 as at June 30, 2010. The decrease in cash and total assets was attributed to the use of cash for operating activities that were financed by additional amounts received from notes payable.

As at June 30, 2011, the Company had total liabilities of $170,987 compared with total liabilities of $76,575 as at June 30, 2010. The increase in total liabilities of $94,412 is attributed to increases in notes payable of $45,000 from the repayment of $75,000 in notes payable through issuance of a new $120,000 note payable.  Furthermore, there was an increase of $22,771 of amounts owing to related parties from unpaid management fees, and an increase of $26,641 in accounts payable and accrued liabilities due to timing differences of amounts incurred and repayment of day-to-day obligations.

As at June 30, 2011, the Company has a working capital deficit of $149,586 compared with $9,755 at June 30, 2010 and the increase in the working capital deficit is attributed to the use of funds financed from related parties for operating activities.

Cashflow from Operating Activities

During the year ended June 30, 2011, the Company used $90,419 in cash for operating activities compared with $8,180 for the period from June 2, 2010 (date of inception) to June 30, 2010.  The increase in cash used for operating activities is due to a full year of operations in fiscal 2011 compared with fiscal 2010.

Cashflow from Investing Activities

During the years ended June 30, 2011 and 2010, the Company did not incur any investing activities.

Cashflow from Financing Activities

During the year ended June 30, 2011, the Company received $45,000 in financing activities net proceed received from settlement of $75,000 of note payable and the receipt of $120,000 for issuance of a new note payable.  These notes are unsecured, due interest at 10% per annum, and due upon demand.

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

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DMH International Inc.

(A Development Stage Company)

June 30, 2011

Index

Report of Independent Registered Public Accounting Firm

F-1

Balance Sheets

F-2

Statements of Operations

F-3

Statements of Cash Flows

F-4

Statement of Stockholders’ Deficit

F-5

Notes to the Financial Statements

F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

DMH International, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of DMH International, Inc.  (a development stage company) as of June 30, 2011 and 2010 the related statements of operations, changes in stockholders' deficit, and cash flows for the year ended June 30, 2011 and the period from June 2, 2010 (inception) through June 30, 2010 and 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DMH International, Inc., as of June 30, 2011 and 2010, and the results of its operations and cash flows for the periods described above in conformity with U.S. generally accepted principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficit and incurred a net loss from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

October 13, 2011

(The accompanying notes are an integral part of these financial statements)

DMH INTERNATIONAL INC.

(A Development Stage Company)

Balance Sheets

(Expressed in U.S. dollars)

	June 30, 2011 $	June 30, 2010 $

ASSETS

Cash	21,401	66,820

Total Assets	21,401	66,820

LIABILITIES

Current Liabilities

Accounts Payable and Accrued Liabilities	28,216	1,575
Due to Related Parties	22,771	–
Loan Payable	120,000	75,000

Total Liabilities	170,987	76,575

STOCKHOLDERS’ DEFICIT

Preferred Stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–

Common Stock
Authorized: 250,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 5,000,000 common shares	5,000	5,000

Additional Paid-In Capital	(5,000)	(5,000)

Accumulated Deficit during the Development Stage	(149,586)	(9,755)

Total Stockholders’ Deficit	(149,586)	(9,755)

Total Liabilities and Stockholders’ Deficit	21,401	66,820

(The accompanying notes are an integral part of these financial statements)

DMH INTERNATIONAL INC.

(A Development Stage Company)

Statements of Operations

(Expressed in U.S. dollars)

	For the Year Ended June 30, 2011 $	For the Period from June 2, 2010 (Date of Inception) to June 30, 2010 $	Accumulated from the Period from June 2, 2010 (Date of Inception) to June 30, 2011 $

Revenues	–	–	–

Operating Expenses

General and administrative	19,408	2,380	21,788
Management fees	37,000	1,000	38,000
Professional fees	75,200	5,800	81,000

Total Operating Expenses	131,608	9,180	140,788

Net Loss Before Other Income (Expense)	(131,608)	(9,180)	(140,788)

Other Income (Expense)

Interest expense	(8,223)	(575)	(8,798)

Total Other Income (Expense)	(8,223)	(575)	(8,716)

Net loss	(139,831)	(9,755)	(149,586)
Net Earnings per Share – Basic and Diluted	(0.03)	–
Weighted Average Shares Outstanding – Basic and Diluted	5,000,000	5,000,000

(The accompanying notes are an integral part of these financial statements)

DMH INTERNATIONAL INC.

(A Development Stage Company)

Statements of Cash Flows

(Expressed in U.S. dollars)

	For the Year Ended June 30, 2011 $	For the Period from June 2, 2010 (Date of Inception) to June 30, 2010 $	Accumulated from the Period from June 2, 2010 (Date of Inception) to June 30, 2011 $

Operating Activities

Net loss for the period	(139,831)	(9,755)	(149,586)

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	26,641	1,575	28,216
Due to related parties	22,771	–	22,771

Net Cash Used In Operating Activities	(90,419)	(8,180)	(95,599)

Financing Activities:

Proceeds from note payable	120,000	75,000	195,000
Repayment of note payable	(75,000)	–	(75,000)

Net Cash Provided By Financing Activities	45,000	75,000	120,000

Change in Cash	(45,419)	66,820	21,401

Cash – Beginning of Period	66,820	–	–

Cash – End of Period	21,401	66,820	21,401

Supplemental Disclosures

Interest paid	7,582	–	7,582
Income tax paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

DMH INTERNATIONAL INC.

(A Development Stage Company)

Statement of Stockholders’ Deficit

From June 2, 2010 (Date of Inception) to June 30, 2011

(Expressed in U.S. dollars)

	Common Stock		Additional
			Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
	#	$	$	$	$

Balance – June 2, 2010 (Date of Inception)	–	–	–	–	–

Founders shares issued as part of the recapitalization transaction	5,000,000	5,000	(5,000)	–	–

Net loss for the period	–	–	–	(9,755)	(9,755)
	–	–
Balance – June 30, 2010	5,000,000	5,000	(5,000)	(9,755)	(9,755)

Net loss for the year	–	–	–	(139,831)	(139,831)
	–	–
Balance – June 30, 2011	5,000,000	5,000	(5,000)	(149,586)	(149,586)

(The accompanying notes are an integral part of these financial statements)

DMH INTERNATIONAL INC.

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2011

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at June 30, 2011, the Company has a working capital deficit and an accumulated deficit of $149,586. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

d)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As at June 30, 2011 and 2010, the Company had no cash equivalents.

DMH INTERNATIONAL INC.

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2011

2.

Summary of Significant Accounting Policies (continued)

e)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.  As at June 30, 2011 and June 30, 2010, there were no potentially dilutive securities.

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

June 30, 2011

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

4.

Related Party Transactions

a)

As at June 30, 2011, the Company owes $22,771 (2010 - $nil) to the President and CEO of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

b)

During the period ended June 30, 2011, the Company incurred $37,000 (2010 - $1,000) in management fees to the President and CEO of the Company.

5.

Loan Payable

a)

As at June 30, 2011, the Company owed $nil (2010 - $75,000) to a non-related company for financing of the Company’s day-to-day operations.  On May 25, 2011, the Company repaid $82,582 – comprised of principal repayment of $75,000 and accrued interest of $7,582 – and settled the loan.

b)

On May 25, 2011, the Company issued a note payable of $120,000 to a non-related company.  The amounts are unsecured, bears interest at 10% per annum, and due on demand.  As at June 30, 2011, the Company owed $1,216 in accrued interest which is recorded in accounts payable and accrued liabilities.

6.

Common Shares

On June 2, 2010, the Company issued 5,000,000 common shares to the President and Director of the Company for founders’ shares.

DMH INTERNATIONAL INC.

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2011

7.

Income Taxes

The Company has $149,586 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2030.  The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes.  As at June 30, 2011 and 2010, the Company had no uncertain tax positions.

	June 30, 2011 $	June 30, 2010 $

Net loss before taxes	(139,831)	(9,755)
Statutory rate	34%	34%

Computed expected tax recovery	47,543	3,317
Valuation allowance	(47,543)	(3,317)

Income tax provision	–	–

8.

Subsequent Events

There were no events subsequent to the year ended June 30, 2011

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2011, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of June 30, 2011, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at June 30, 2011, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2011 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of June 30, 2011, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in fiscal 2011.

2.	We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current director(s) and executive officer(s):

Name	Age	Position with the Company	Director Since
Jon-Marc Garcia	40	CEO, CFO, President, Treasurer, Secretary, & Director	May 28, 2010

The board of directors has no nominating, audit or compensation committee at this time.

Term of Office

Each of our directors is appointed to hold office until the next annual meeting of our stockholders or until his respective successor is elected and qualified, or until he resigns or is removed in accordance with the provisions of the Nevada Revised Statues. Our officers are appointed by our Board of Directors and hold office until removed by the Board or until their resignation.

Background and Business Experience

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

Jon-Marc Garcia - In 1995, Jon-Marc Garcia graduated from the University of Texas with a degree in Visual Communications. His background and experience in graphic design have afforded him the opportunity to establish two very unique businesses, and he is in the beginning stages of establishing a third. Since September 2004 until present, Mr. Garcia serves as the President of City Press, LP, a publishing and advertising company providing internal directories for municipalities. Since June 2008, Mr. Garcia has served as the President of ATX Publishing, Inc. This company produces the ATX Connection, an Austin, Texas-based publication geared toward advertising for locally owned businesses. ATX Publishing, Inc. also offers such business tools as logos, branding, banners, business cards, etc. In addition to being a business owner, Mr. Garcia has also been a professor of Visual Design at Austin Community College from 1999 to present and has sat on the Board of Directors of the Juvenile Diabetes Research Foundation for eight years. Mr. Garcia was appointed as a Director of the Company because of his proven track record in graphic design, his prior position as President of City Press, LP and ATX Publishing, Inc. and his experience as an owner of three unique businesses.

Identification of Significant Employees

We have no significant employees other than Mr. Jon-Marc Garcia, our President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director.

Family Relationship

We currently do not have any officers or directors of our Company who are related to each other.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1)

A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)

Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.

Engaging in any type of business practice; or

iii.

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities.  The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

The Company intends to establish an audit committee of the board of directors, which will consist of independent directors. The audit committee’s duties will be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

We have adopted a Code of Ethics (the “Code”) that applies to our directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer.  A written copy of the Code is available on written request to the Company and is filed with the SEC on October 12, 2010 as part of the Company’s S-1 that is incorporated by reference hereto as Exhibit 14.01.

Compliance with Section 16(a) of the Exchange Act

We do not yet have a class of equity securities registered under the Securities Exchange Act of 1934, as amended.  Hence, compliance with Section 16(a) thereof by our officers and directors is not required.

ITEM 11.    EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended June 30, 2011 and 2010:

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 6/30	Salary ($)	Bonus ($)(2)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jon-Marc Garcia(1) President, CEO, CFO, Treasurer, Secretary, and Director	2011	12,000	$25,000	-0-	-0-	-0-	-0-	-0-	37,000
	2010	7,000	-0-	-0-	-0-	-0-	-0-	-0-	7,000

(1)

On May 28, 2010, Mr. Jon-Marc Garcia agreed to act as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director.

(2)

On June 21, 2011, The Company’s Board of Directors authorized a bonus of twenty five thousand ($25,000) dollars to its sole officer and director as a performance bonus for services rendered.

Narrative Disclosure to Summary Compensation Table

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of the year ended June 30, 2011.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

Our directors receive no extra compensation for their service on our Board of Directors.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of August 18, 2011, by: (i) our director; (ii) our named executive officer; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Jon-Marc Garcia (3) 111 Ramble Lane #105 Austin, TX 78745	Common	5,000,000	100%
All Officers and Directors as a Group (1 Person)	Common	5,000,000	100%

(1)

The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)

Based on 5,000,000 issued and outstanding shares of Common Stock as of August 18, 2011.

(3)

Mr. Jon-Marc Garcia is the Company’s President, CEO, CFO, Treasurer, Secretary and a Director.  His beneficial ownership includes 5,000,000 Common Shares.  Mr. Garcia acquired these shares on June 7, 2010, in an Assignment Agreement (the “Acquisition”) with Dale Mas, Inc. (“Dale Mas”), a Texas corporation, whereby the Company acquired 100% of the issued and outstanding shares of Dale Mas in exchange for 5,000,000 shares of the Company’s Common Stock.

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

As at June 30, 2011, the Company owes $22,771 (2010 - $nil) to the President and CEO of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

During the period ended June 30, 2011, the Company incurred $37,000 (2010 - $1,000) in management fees to the President and CEO of the Company.

Other than the foregoing, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

•

Disclosing such transactions in reports where required;

•

Disclosing in any and all filings with the SEC, where required;

•

Obtaining disinterested directors consent; and

•

Obtaining shareholder consent where required.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB on which shares of common stock are quoted does not have any director independence requirements.  The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Jon-Marc Garcia is not an independent director because he is also an executive officer of the Company.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended June 30, 2011	Year Ended June 30, 2010
Audit fees	$9,100	$4,000
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$0	$0

Audit Fees

During the fiscal years ended June 30, 2011, we incurred approximately $9,100 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended June 30, 2011.

During the fiscal year ended June 30, 2010, we incurred approximately $4,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended June 30, 2010.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended June 30, 2011 and 2010 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended June 30, 2011 and 2010 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal year ended June 30, 2011 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

PART IV

ITEM 15.

EXHIBITS.

(a)

Exhibits

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on October 12, 2010 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on October 12, 2010 as part of our Registration Statement on Form S-1.
10.01	Assignment Agreement between Jon-Marc Garcia and Dale Mas, Inc. dated June 7, 2010	Filed with the SEC on October 12, 2010 as part of our Registration Statement on Form S-1.
10.02	Assignment Agreement between the Company, Jon-Marc Garcia, and Dale Mas, Inc. dated June 7, 2010	Filed with the SEC on October 12, 2010 as part of our Registration Statement on Form S-1.
10.03	Form of Management Agreement between the Company and Jon-Marc Garcia dated June 10, 2010	Filed with the SEC on October 12, 2010 as part of our Registration Statement on Form S-1.
10.04	Promissory Note between the Company and Big Bear Holdings dated August 11, 2010	Filed with the SEC on October 12, 2010 as part of our Registration Statement on Form S-1.
10.05	Consulting Agreement between the Company and Voltaire Gomez dated October 6, 2010	Filed with the SEC on October 12, 2010 as part of our Registration Statement on Form S-1.
10.06	Settlement Agreement between the Company and Big Bear Holdings dated June 1, 2011	Filed with the SEC on August 12, 2011 as part of our Current Report on Form 8-K.
10.07	Promissory Note between the Company and Tall Boy Holdings, Inc. dated June 1, 2011	Filed with the SEC on August 12, 2011 as part of our Current Report on Form 8-K.
14.01	Code of Ethics	Filed with the SEC on October 12, 2010 as part of our Registration Statement on Form S-1.
21.01	List of Subsidiaries	Filed with the SEC on October 12, 2010 as part of our Registration Statement on Form S-1.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

[Signature Page to Follow]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DMH INTERNATIONAL, INC.

Dated:  October 11, 2011

/s/ Jon Marc Garcia

By: Jon-Marc Garcia

Its: President, Principal Executive Officer & Principal Financial Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated:  October 11, 2011

/s/ Jon Marc Garcia

By: Jon-Marc Garcia - Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED

PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

1.	No annual report to security holders covering the company’s last fiscal year has been sent as of the date of this report.

2.

No proxy statement, form of proxy, or other proxy soliciting material relating to the company’s last fiscal year has been sent to any of the company’s security holders with respect to any annual or other meeting of security holders.

3.

If such report or proxy material is furnished to security holders subsequent to the filing of this Annual Report on Form 10-K, the company will furnish copies of such material to the Commission at the time it is sent to security holders.