Form 10-Q
period 2011-09-30
DMH INTERNATIONAL, INC.
filed 2011-11-18
CIK 1496819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Carrillo Huettel, LLP

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

As of November 17, 2011, there were 5,000,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

DMH INTERNATIONAL, INC.

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

DMH International, Inc.

(A Development Stage Company)

September 30, 2011

(unaudited)

Index

Balance Sheets

2

Statements of Operations

3

Statements of Cash Flows

4

Notes to the Financial Statements

5

DMH INTERNATIONAL, INC.

(A Development Stage Company)

Balance Sheets

(Expressed in U.S. dollars)

(unaudited)

	September 30, 2011 $	June 30, 2011 $

ASSETS

Cash	8,452	21,401

Total Assets	8,452	21,401

LIABILITIES

Current Liabilities

Accounts Payable and Accrued Liabilities	46,386	28,216
Due to Related Parties	18,280	22,771
Loan Payable	120,000	120,000

Total Liabilities	184,666	170,987

STOCKHOLDERS’ DEFICIT

Preferred Stock Authorized: 10,000,000 preferred shares with a par value of $0.001 per share Issued and outstanding: nil preferred shares	–	–
Common Stock Authorized: 250,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 5,000,000 common shares	5,000	5,000

Additional Paid-In Capital	(5,000)	(5,000)

Accumulated Deficit during the Development Stage	(176,214)	(149,586)

Total Stockholders’ Deficit	(176,214)	(149,586)

Total Liabilities and Stockholders’ Deficit	8,452	21,401

(The accompanying notes are an integral part of these financial statements)

DMH INTERNATIONAL, INC.

(A Development Stage Company)

Statements of Operations

(Expressed in U.S. dollars)

(unaudited)

	For the Three Months Ended September 30, 2011 $	For the Three Months Ended September 30, 2010 $	Accumulated from the Period from June 2, 2010 (Date of Inception) to September 30, 2011 $

Revenues	–	–	–

Operating Expenses

General and administrative	3,103	6,025	24,891
Management fees	3,000	3,000	41,000
Professional fees	17,500	24,080	98,500

Total Operating Expenses	23,603	33,105	164,391

Net Loss Before Other Income (Expense)	(23,603)	(33,105)	(164,391)

Other Income (Expense)

Interest expense	(3,025)	(1,890)	(11,823)

Total Other Income (Expense)	(3,025)	(1,890)	(11,823)

Net loss	(26,628)	(34,995)	(176,214)
Net Earnings per Share – Basic and Diluted	(0.01)	(0.01)
Weighted Average Shares Outstanding – Basic and Diluted	5,000,000	5,000,000

 (The accompanying notes are an integral part of these financial statements)

DMH INTERNATIONAL, INC.

(A Development Stage Company)

Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	For the Three Months Ended September 30, 2011 $	For the Three Months Ended September 30, 2010 $	Accumulated from the Period from June 2, 2010 (Date of Inception) to September 30, 2011 $

Operating Activities

Net loss for the period	(26,628)	(34,995)	(176,214)

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	18,170	1,435	46,386
Due to related parties	(4,491)	3,450	18,280

Net Cash Used In Operating Activities	(12,949)	(30,110)	(111,548)

Financing Activities:

Proceeds from note payable	–	–	195,000
Repayment of note payable	–	–	(75,000)

Net Cash Provided By Financing Activities	–	–	120,000

Change in Cash	(12,949)	(30,110)	8,452

Cash – Beginning of Period	21,401	66,820	–

Cash – End of Period	8,452	36,710	8,452

Supplemental Disclosures

Interest paid	–	–	7,582
Income tax paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

DMH INTERNATIONAL, INC.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2011

(unaudited)

1.

Nature of Operations and Continuance of Business

DMH International, Inc. (the “Company”) was incorporated in the State of Nevada on June 2, 2010.  On June 7, 2010, the Company entered into an Assignment Agreement (the "Acquisition") with Dale Mas, Inc. (“Dale Mas”), a Texas corporation incorporated on June 7, 2010, whereby the Company acquired 100% of the shares in Dale Mas in exchange for 5,000,000 common shares of the Company. The Acquisition was accounted for in accordance with ASC 805-50, Related Issues, as the companies were under common control prior to acquisition. The Company is a development stage company as defined by FASB guidelines.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at September 30, 2011, the Company has a working capital deficit and an accumulated deficit of $176,214. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

d)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As at September 30 and June 30, 2011, the Company had no cash equivalents.

DMH INTERNATIONAL, INC.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2011

(unaudited)

e)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.  As at September 30 and June 30, 2011, there were no potentially dilutive securities.

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

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations

DMH INTERNATIONAL, INC.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2011

(unaudited)

3.

Related Party Transactions

a)

As at September 30, 2011, the Company owes $18,280 (June 30, 2011 - $22,771) to the President and CEO of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

b)

During the three months ended September 30, 2011, the Company incurred $3,000 (2010 - $3,000) in management fees to the President and CEO of the Company.

4.

Loan Payable

On May 25, 2011, the Company issued a note payable of $120,000 to a non-related company.  The amounts are unsecured, bear interest at 10% per annum, and are due on demand.  As at September 30, 2011, the Company owed $4,240 in accrued interest which is recorded in accounts payable and accrued liabilities.

5.

Subsequent events

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events.

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

RESULTS OF OPERATIONS

Working Capital

	September 30, 2011 $	June 30, 2011 $
Current Assets	8,452	21,401
Current Liabilities	184,666	170,987
Working Capital (Deficit)	(176,214)	(149,586)

Cash Flows

	Three months ended September 30, 2011 $	Three months ended September 30, 2010 $
Cash Flows from (used in) Operating Activities	(12,949)	(30,110)
Cash Flows from (used in) Financing Activities	-	-
Net Increase (decrease) in Cash During Period	(12,949)	(30,110)

Operating Revenues

Operating revenues since the Company’s inception has been $nil.

Operating Expenses and Net Loss

During the three months ended September 30, 2011, the Company incurred operating expenses of $23,603 compared with $33,105 during the three months ended September 30, 2010.  The decrease in operating expenses was attributed to lack of new financing which limited the Company’s operating activity.  During the current period, there was a decrease in professional fees of $6,580 attributed to lower legal fees as the Company incurred more costs relating to its SEC registration process in the prior year, and a general decrease of $2,922 in general and administrative expenses.

For the period ended September 30, 2011, the Company recorded a net loss of $26,628 compared with $34,995 for the period ended September 30, 2010.  In addition to operating expenses, the Company incurred $3,025 of interest expense during the period ended September 30, 2011, compared with $1,890 during the period ended September 30, 2010 relating to its $120,000 note payable which is due interest at 10% per annum.

Liquidity and Capital Resources

As at September 30, 2011, the Company’s cash and total asset balance was $8,452 compared to $21,401 as at June 30, 2011. The decrease in cash and asset balance is attributed to the fact that the Company has incurred operating costs throughout the year but has not raised additional financing through debt or equity means.

As at September 30, 2011, the Company had total liabilities of $184,666 compared with total liabilities of $170,987 at June 30, 2011.  The increase in liabilities are attributed to increases of $18,170 in accounts payable for professional fees incurred that have not been paid due to lack of sufficient financing, and offset by a decrease of $4,491 in amounts due to related parties due to repayment of amounts during the period.

As at September 30, 2011, the Company had a working capital deficit of $176,214 compared with a working capital deficit of $149,586 as at June 30, 2011.  The increase in the working capital deficit is attributed to the use of cash proceeds to settle outstanding obligations during the year as well as higher unpaid obligations due to lack of sufficient cash flow to settle outstanding obligations.

During the period ended September 30, 2011, the Company did not have any common share transactions.

Cashflow from Operating Activities

During the period ended September 30, 2011, the Company used $12,949 of cash for operating activities compared with $30,110 during the period ended September 30, 2010.   The decrease in the use of cash was due to limited amounts of cash available to the Company and an overall decline in the amount of operating activity during the period.

Cashflow from Financing Activities

During the period ended September 30, 2011 and 2010, the Company did not have any financing activities.

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

ITEM 4.

CONTROLS AND PROCEDURES

Management’s Quarterly Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2011, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

[REMOVED AND RESERVED]

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on October 12, 2010 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on October 12, 2010 as part of our Registration Statement on Form S-1.
10.01	Assignment Agreement between Jon-Marc Garcia and Dale Mas, Inc. dated June 7, 2010	Filed with the SEC on October 12, 2010 as part of our Registration Statement on Form S-1.
10.02	Assignment Agreement between the Company, Jon-Marc Garcia, and Dale Mas, Inc. dated June 7, 2010	Filed with the SEC on October 12, 2010 as part of our Registration Statement on Form S-1.
10.03	Form of Management Agreement between the Company and Jon-Marc Garcia dated June 10, 2010	Filed with the SEC on October 12, 2010 as part of our Registration Statement on Form S-1.
10.04	Promissory Note between the Company and Big Bear Holdings dated August 11, 2010	Filed with the SEC on October 12, 2010 as part of our Registration Statement on Form S-1.
10.05	Consulting Agreement between the Company and Voltaire Gomez dated October 6, 2010	Filed with the SEC on October 12, 2010 as part of our Registration Statement on Form S-1.
10.06	Settlement Agreement between the Company and Big Bear Holdings dated June 1, 2011	Filed with the SEC on August 12, 2011 as part of our Current Report on Form 8-K.
10.07	Promissory Note between the Company and Tall Boy Holdings, Inc. dated June 1, 2011	Filed with the SEC on August 12, 2011 as part of our Current Report on Form 8-K.
14.01	Code of Ethics	Filed with the SEC on October 12, 2010 as part of our Registration Statement on Form S-1.
21.01	List of Subsidiaries	Filed with the SEC on October 12, 2010 as part of our Registration Statement on Form S-1.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DMH INTERNATIONAL, INC.

Dated: November 17, 2011

/s/ Jon-Marc Garcia

By: Jon-Marc Garcia

Its: President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: November 17, 2011

/s/ Jon-Marc Garcia

By: Jon-Marc Garcia

Its:  Director