Form 10-Q/A
period 2011-03-31
DMH INTERNATIONAL, INC.
filed 2012-05-14
CIK 1496819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Amendment No. 1

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

  X . Yes           . No

As of May 16, 2011, there were 5,000,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

EXPLANATORY NOTE:  The purpose of this Amendment No. 1 to the Quarterly Report of DMH International, Inc. (the "Company") on Form 10-Q for the quarterly period ended March 31, 2011, filed with the Securities and Exchange Commission on May 16, 2011 (the "Form 10-Q") is to change the Company's status from a non-shell company to a shell company as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act.  No other changes have been made to the Form 10-Q.

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

Dated:  May 11, 2012

/s/ Jon-Marc Garcia

By: Jon-Marc Garcia

Its: President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated:  May 11, 2012

/s/ Jon-Marc Garcia

By: Jon-Marc Garcia

Its:  Director

4