Form 10-K/A
period 2011-06-30
DMH INTERNATIONAL, INC.
filed 2012-05-14
CIK 1496819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Amendment No. 1

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

Yes   X  . No      .

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

Documents incorporated by reference: None

EXPLANATORY NOTE:  The purpose of this Amendment No. 1 to the Annual Report of DMH International, Inc. (the "Company") on Form 10-K for the year ended June 30, 2011, filed with the Securities and Exchange Commission on October 12, 2011 (the "Form 10-K") is to change the Company's status from a non-shell company to a shell company as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act.  No other changes have been made to the Form 10-K.

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

3.

If such report or proxy material is furnished to security holders subsequent to the filing of this Amended Annual Report on Form 10-K/A, the company will furnish copies of such material to the Commission at the time it is sent to security holders.