Form 10-Q/A
period 2011-09-30
DMH INTERNATIONAL, INC.
filed 2012-05-14
CIK 1496819

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

EXPLANATORY NOTE:  The purpose of this Amendment No. 1 to the Quarterly Report of DMH International, Inc. (the "Company") on Form 10-Q/A for the quarterly period ended September 30, 2011, filed with the Securities and Exchange Commission on November 18, 2011 (the "Form 10-Q") is to change the Company's status from a non-shell company to a shell company as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act.  No other changes have been made to the Form 10-Q.

ITEM 6.

EXHIBITS

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on October 12, 2010 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on October 12, 2010 as part of our Registration Statement on Form S-1.
10.01	Assignment Agreement between Jon-Marc Garcia and Dale Mas, Inc. dated June 7, 2010	Filed with the SEC on October 12, 2010 as part of our Registration Statement on Form S-1.
10.02	Assignment Agreement between the Company, Jon-Marc Garcia, and Dale Mas, Inc. dated June 7, 2010	Filed with the SEC on October 12, 2010 as part of our Registration Statement on Form S-1.
10.03	Form of Management Agreement between the Company and Jon-Marc Garcia dated June 10, 2010	Filed with the SEC on October 12, 2010 as part of our Registration Statement on Form S-1.
10.04	Promissory Note between the Company and Big Bear Holdings dated August 11, 2010	Filed with the SEC on October 12, 2010 as part of our Registration Statement on Form S-1.
10.05	Consulting Agreement between the Company and Voltaire Gomez dated October 6, 2010	Filed with the SEC on October 12, 2010 as part of our Registration Statement on Form S-1.
10.06	Settlement Agreement between the Company and Big Bear Holdings dated June 1, 2011	Filed with the SEC on August 12, 2011 as part of our Current Report on Form 8-K.
10.07	Promissory Note between the Company and Tall Boy Holdings, Inc. dated June 1, 2011	Filed with the SEC on August 12, 2011 as part of our Current Report on Form 8-K.
14.01	Code of Ethics	Filed with the SEC on October 12, 2010 as part of our Registration Statement on Form S-1.
21.01	List of Subsidiaries	Filed with the SEC on October 12, 2010 as part of our Registration Statement on Form S-1.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed with the SEC on November 18, 2011 as part of our Quarterly Report on Form 10-Q.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed with the SEC on November 18, 2011 as part of our Quarterly Report on Form 10-Q.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed with the SEC on November 18, 2011 as part of our Quarterly Report on Form 10-Q.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed with the SEC on November 18, 2011 as part of our Quarterly Report on Form 10-Q.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed with the SEC on November 18, 2011 as part of our Quarterly Report on Form 10-Q.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed with the SEC on November 18, 2011 as part of our Quarterly Report on Form 10-Q.

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