Form 10-Q/A
period 2011-12-31
DMH INTERNATIONAL, INC.
filed 2012-05-14
CIK 1496819

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

EXPLANATORY NOTE:  The purpose of this Amendment No. 1 to the Quarterly Report of DMH International, Inc. (the "Company") on Form 10-Q/A for the quarterly period ended December 31, 2011, filed with the Securities and Exchange Commission on February 16, 2012 (the "Form 10-Q") is to change the Company's status from a non-shell company to a shell company as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act.  No other changes have been made to the Form 10-Q.

ITEM 6.

EXHIBITS

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on October 12, 2010 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on October 12, 2010 as part of our Registration Statement on Form S-1.
10.01	Assignment Agreement between Jon-Marc Garcia and Dale Mas, Inc. dated June 7, 2010	Filed with the SEC on October 12, 2010 as part of our Registration Statement on Form S-1.
10.02	Assignment Agreement between the Company, Jon-Marc Garcia, and Dale Mas, Inc. dated June 7, 2010	Filed with the SEC on October 12, 2010 as part of our Registration Statement on Form S-1.
10.03	Form of Management Agreement between the Company and Jon-Marc Garcia dated June 10, 2010	Filed with the SEC on October 12, 2010 as part of our Registration Statement on Form S-1.
10.04	Promissory Note between the Company and Big Bear Holdings dated August 11, 2010	Filed with the SEC on October 12, 2010 as part of our Registration Statement on Form S-1.
10.05	Consulting Agreement between the Company and Voltaire Gomez dated October 6, 2010	Filed with the SEC on October 12, 2010 as part of our Registration Statement on Form S-1.
10.06	Settlement Agreement between the Company and Big Bear Holdings dated June 1, 2011	Filed with the SEC on August 12, 2011 as part of our Current Report on Form 8-K.
10.07	Promissory Note between the Company and Tall Boy Holdings, Inc. dated June 1, 2011	Filed with the SEC on August 12, 2011 as part of our Current Report on Form 8-K.
14.01	Code of Ethics	Filed with the SEC on October 12, 2010 as part of our Registration Statement on Form S-1.
21.01	List of Subsidiaries	Filed with the SEC on October 12, 2010 as part of our Registration Statement on Form S-1.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed with the SEC on February 16, 2012 as part of our Quarterly Report on Form 10-Q.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed with the SEC on February 16, 2012 as part of our Quarterly Report on Form 10-Q.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed with the SEC on February 16, 2012 as part of our Quarterly Report on Form 10-Q.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed with the SEC on February 16, 2012 as part of our Quarterly Report on Form 10-Q.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed with the SEC on February 16, 2012 as part of our Quarterly Report on Form 10-Q.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed with the SEC on February 16, 2012 as part of our Quarterly Report on Form 10-Q.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

QPursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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