Form 10-Q
period 2012-03-31
DMH INTERNATIONAL, INC.
filed 2012-05-15
CIK 1496819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   X .   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

       .   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 000-54708

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

Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes      . No  X .

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

As of May 10, 2012, there were 5,900,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

DMH International Inc.

(A Development Stage Company)

March 31, 2012

(unaudited)

Index

Balance Sheets (unaudited)

4

Statements of Operations (unaudited)

5

Statements of Cash Flows (unaudited)

6

Notes to the Financial Statements (unaudited)

7

DMH INTERNATIONAL INC.

(A Development Stage Company)

Balance Sheets

(Expressed in U.S. dollars)

	March 31, 2012 $ (unaudited)	June 30, 2011 $

ASSETS

Cash	28,147	21,401

Total Assets	28,147	21,401

LIABILITIES

Current Liabilities

Accounts Payable and Accrued Liabilities	63,507	28,216
Due to Related Parties	28,280	22,771
Loan Payable	120,000	120,000

Total Liabilities	211,787	170,987

STOCKHOLDERS’ DEFICIT

Preferred Stock Authorized: 10,000,000 preferred shares with a par value of $0.001 per share Issued and outstanding: nil preferred shares	–	–

Common Stock Authorized: 250,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 5,000,000 common shares	5,000	5,000

Stock Payable	36,480	–

Additional Paid-In Capital	(750)	(5,000)

Accumulated Deficit during the Development Stage	(224,370)	(149,586)

Total Stockholders’ Deficit	(183,640)	(149,586)

Total Liabilities and Stockholders’ Deficit	28,147	21,401

(The accompanying notes are an integral part of these financial statements)

DMH INTERNATIONAL INC.

(A Development Stage Company)

Statements of Operations

(Expressed in U.S. dollars)

(unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,		Accumulated from the Period from June 2, 2010 (Date of Inception) to March 31, 2012 $
	2012 $	2011 $	2012 $	2011 $

Revenues	–	–	–	–	–

Operating Expenses

General and administrative	5,093	5,120	10,743	16,464	32,531
Management fees	3,000	3,000	9,000	9,000	47,000
Professional fees	14,250	13,850	46,000	59,680	127,000

Total Operating Expenses	22,343	21,970	65,743	85,144	206,531

Loss before Other Expenses	(22,343)	(21,970)	(65,743)	(85,144)	(206,531)

Other Expense

Interest expense	(2,992)	(1,849)	(9,041)	(5,630)	(17,839)

Total Other Expense	(2,992)	(1,849)	(9,041)	(5,630)	(17,839)

Net loss	(25,335)	(23,819)	(74,784)	(90,774)	(224,370)
Net Earnings per Share – Basic and Diluted	(0.01)	(0.00)	(0.01)	(0.02)
Weighted Average Shares Outstanding – Basic and Diluted	5,000,000	5,000,000	5,000,000	5,000,000

(The accompanying notes are an integral part of these financial statements)

DMH INTERNATIONAL INC.

(A Development Stage Company)

Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	For the Nine Months Ended March 31, 2012 $	For the Nine Months Ended March 31, 2011 $	Accumulated from the Period from June 2, 2010 (Date of Inception) to March 31, 2012 $

Operating Activities

Net loss for the period	(74,784)	(90,774)	(224,370)

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	35,291	21,260	63,507
Due to related parties	5,509	6,946	28,280

Net Cash Used In Operating Activities	(33,984)	(62,568)	(132,583)

Financing Activities:

Proceeds from note payable	–	–	195,000
Proceeds from related parties	4,250	–	4,250
Proceeds from common shares subscribed	36,480	–	36,480
Repayment of note payable	–	–	(75,000)

Net Cash Provided By Financing Activities	40,730	–	160,730

Change in Cash	6,746	(62,568)	28,147

Cash – Beginning of Period	21,401	66,820	–

Cash – End of Period	28,147	4,252	28,147

Supplemental Disclosures

Interest paid	–	–	7,582
Income tax paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

DMH INTERNATIONAL INC.

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2012

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at March 31, 2012, the Company has a working capital deficit and an accumulated deficit of $224,370. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

d)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As at March 31, 2012 and June 30, 2011, the Company had no cash equivalents.

DMH INTERNATIONAL INC.

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2012

2.

Summary of Significant Accounting Policies (continued)

e)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.  As at March 31, 2012 and June 30, 2011, there were no potentially dilutive securities.

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

g)

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations

DMH INTERNATIONAL INC.

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2012

3.

Related Party Transactions

a)

As at March 31, 2012, the Company owes $28,280 (June 30, 2011 - $22,771) to the President and CEO of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

b)

During the nine months ended March 31, 2012, the Company incurred $9,000 (2010 - $9,000) in management fees to the President and CEO of the Company.

c)

During the period ended March 31, 2012, a related party of the Company repaid $4,250 of outstanding obligations of the Company without recourse.  The amount was recorded as a capital contribution and credited against additional paid-in capital.

4.

Loan Payable

On May 25, 2011, the Company issued a note payable of $120,000 to a non-related company.  The amounts are unsecured, bears interest at 10% per annum, and due on demand.  As at March 31, 2012, the Company owed $10,257 in accrued interest which is recorded in accounts payable and accrued liabilities.

5.

Subsequent events

On April 10, 2012, the Company issued 900,000 shares of the Company’s common stock to various subscribers for total proceeds of $45,600, of which $36,480 was received as at March 31, 2012.

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

RESULTS OF OPERATIONS

Working Capital

	March 31, 2012 $	June 30, 2011 $
Current Assets	28,147	21,401
Current Liabilities	211,787	170,987
Working Capital (Deficit)	(183,640)	(149,586)

Cash Flows

	Nine months ended March 31, 2012 $	Nine months ended March 31, 2011 $
Cash Flows from (used in) Operating Activities	(33,984)	(62,568)
Cash Flows from (used in) Financing Activities	40,730	–
Net Increase (decrease) in Cash During Period	6,746	(62,568)

Operating Revenues

Operating revenues since the Company’s inception has been $nil.

Operating Expenses and Net Loss

During the nine months ended March 31, 2012, the Company incurred operating expenses of $65,743 compared with $85,144 during the nine months ended March 31, 2011.  The decrease in operating expenses was attributed to lack of new financing which limited the Company’s operating activity.  During the current period, there was a decrease in professional fees of $13,680 attributed to lower legal fees as the Company incurred more costs relating to its SEC registration process in the prior year, and a general decrease of $5,721 in general and administrative expenses.

For the nine months ended March 31, 2012, the Company recorded a net loss of $74,784 compared with $90,774 for the nine months ended March 31, 2011.  In addition to operating expenses, the Company incurred $9,041 of interest expense during the nine months ended March 31, 2012, compared with $5,630 during the nine months ended March 31, 2011 relating to its $120,000 note payable which is due interest at 10% per annum.

Liquidity and Capital Resources

As at March 31, 2012, the Company’s cash and total asset balance was $28,147 compared to $21,401 as at June 30, 2011. The increase in the cash and asset balance was due to additional financing received from share subscriptions for the issuance of 9,000,000 common shares which was completed in April 2012, but $36,480 was received prior to the period end.

As at March 31, 2012, the Company had total liabilities of $211,787 compared with total liabilities of $170,987 at June 30, 2011.  The increase in liabilities are attributed to increases of $35,291 in accounts payable for professional fees incurred that have not been paid due to lack of sufficient financing, and an increase of $5,509 in amounts due to related parties for unpaid management fees and costs incurred by the President and Director of the Company.

As at March 31, 2012, the Company had a working capital deficit of $183,640 compared with a working capital deficit of $149,586 as at June 30, 2011.  The increase in the working capital deficit is attributed to the use of cash proceeds to settle outstanding obligations during the year as well as higher unpaid obligations due to lack of sufficient cash flow to settle outstanding obligations.

During the period ended March 31, 2012, the Company did not have any common share transactions but did receive share subscriptions of $36,480 relating to the issuance of 9,000,000 common shares for proceeds of $45,000 that was completed in April 2012.

Cashflow from Operating Activities

During the nine months ended March 31, 2012, the Company used $33,984 of cash for operating activities compared with $62,568 during the nine months ended March 31, 2011.  The decrease in the use of cash was due to limited amounts of cash available to the Company and an overall decline in the amount of operating activity during the period.

Cashflow from Investing Activities

During the nine months ended March 31, 2012 and 2011, the Company did not have any investing activities.

Cashflow from Financing Activities

During the nine months ended March 31, 2012, the Company received $36,480 of share subscriptions relating to the issuance of common shares at $0.05 per share and $4,250 from related parties to settle outstanding accounts payable.  The Company did not have any financing activities during the comparative period ended March 31, 2011.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2012, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on October 12, 2011, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

MINE SAFETY DISCLOSURES

Not Applicable

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

Dated: May 15, 2012

/s/ Jon-Marc Garcia

By: Jon-Marc Garcia

Its: President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: May 15, 2012

/s/ Jon-Marc Garcia

By: Jon-Marc Garcia

Its:  Director