Form 10-K
period 2012-06-30
DMH INTERNATIONAL, INC.
filed 2012-10-15
CIK 1496819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2012

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

(512) 351-7834
(Registrant’s Telephone Number)
Copy of all Communications to: Naccarato & Associates 1100 Quail Street, Suite 100 Newport Beach, CA 92660 Phone: 949-851-9261 Fax: 949-851-9262

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

As of October 12, 2012, there were 5,900,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

Employees

As of June 30, 2012, neither the Company nor its subsidiary, Dale Mas, has any employees. Our founder and sole officer and director, Mr. Garcia, is currently devoting 15-20 hours per week to the operations of our Company.

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

ITEM 4.      [REMOVED AND RESERVED]

PART II

ITEM 5.

MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

As of June 30, 2012 there is no public market for our Common Stock.  We intend to contact an authorized OTC Bulletin Board market-maker for sponsorship of our securities on the OTC Bulletin Board.

Record Holders

As of October 4, 2012, an aggregate of 5,900,000 shares of our Common Stock were issued and outstanding and were owned by approximately 1 holder of record, based on information provided by our transfer agent.

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

RESULTS OF OPERATIONS

Working Capital

	June 30, 2012 $	June 30, 2011 $
Current Assets	16,505	21,401
Current Liabilities	207,704	170,987
Working Capital (Deficit)	(191,199)	(149,586)

Cash Flows

	Year ended June 30, 2012 $	Year ended June 30, 2011 $
Cash Flows from (used in) Operating Activities	(49,896)	(90,419)
Cash Flows from (used in) Financing Activities	45,000	45,000
Net Increase (decrease) in Cash During Period	(4,896)	(45,419)

Operating Revenues

Operating revenues since the Company’s inception has been $nil.

Operating Expenses and Net Loss

During the year ended June 30, 2012, the Company incurred operating expenses of $74,580 compared with $131,608 during the year ended June 30, 2011.  The decrease in operating expenses was attributed to lack of new financing which limited the Company’s operating activity.  During the current period, there was a decrease in professional fees of $25,450 attributed to lower legal fees as the Company incurred more costs relating to its SEC registration process in the prior year, and a general decrease of $6,578 in general and administrative expenses and a decrease of $25,000 in management fees.

For the year ended June 30, 2012, the Company recorded a net loss of $86,613 compared with $139,831 for the year ended June 30, 2011.  In addition to operating expenses, the Company incurred $12,033 of interest expense during the year ended June 30, 2012, compared with $8,223 during the year ended June 30, 2011 relating to its $120,000 note payable which is due interest at 10% per annum.

Liquidity and Capital Resources

As at June 30, 2012, the Company’s cash and total asset balance was $16,505 compared to $21,401 as at June 30, 2011. The decrease in the cash and asset balance was due the fact that the Company incurred general expenditures and had minimal financing from its President and director of the Company.

As at June 30, 2012, the Company had total liabilities of $207,704 compared with total liabilities of $170,987 at June 30, 2011.  The increase in liabilities are attributed to increases of $8,425 in accounts payable for professional fees incurred that have not been paid due to lack of sufficient financing, and an increase of $16,259 in amounts due to related parties for unpaid management fees and costs incurred by the President and Director of the Company.

As at June 30, 2012, the Company had a working capital deficit of $191,199 compared with a working capital deficit of $149,586 as at June 30, 2011.  The increase in the working capital deficit is attributed to the use of cash proceeds to settle outstanding obligations during the year as well as higher unpaid obligations due to lack of sufficient cash flow to settle outstanding obligations.

During the period ended June 30, 2012, the Company issued 9,000,000 common shares for proceeds of $45,000.

Cashflow from Operating Activities

During the year ended June 30, 2012, the Company used $49,896 of cash for operating activities compared with $90,419 during the year ended June 30, 2011.  The decrease in the use of cash was due to limited amounts of cash available to the Company and an overall decline in the amount of operating activity during the period.

Cashflow from Investing Activities

During the year ended June 30, 2012 and 2011, the Company did not have any investing activities.

Cashflow from Financing Activities

During the year ended June 30, 2012, the Company received $45,000 of share subscriptions relating to the issuance of 900,000 common shares at $0.05 per share.  During the year ended June 30, 2011, the Company received $120,000 from a note payable and repaid $75,000 of the note payable.

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

June 30, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

DMH International, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of DMH International, Inc.  (a development stage company) as of June 30, 2012 and 2011 the related statements of operations, changes in stockholders' deficit, and cash flows for the years ended June 30, 2012 and 2011 and the period from June 2, 2010 (inception) through June 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DMH International, Inc., as of June 30, 2012 and 2011, and the results of its operations and cash flows for the periods described above in conformity with U.S. generally accepted principles.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

October 12, 2012

DMH INTERNATIONAL INC.

(A Development Stage Company)

Balance Sheets

(Expressed in U.S. dollars)

	June 30, 2012 $	June 30, 2011 $

ASSETS

Cash	16,505	21,401

Total Assets	16,505	21,401

LIABILITIES

Current Liabilities

Accounts Payable and Accrued Liabilities	48,674	28,216
Due to Related Parties	39,030	22,771
Loan Payable	120,000	120,000

Total Liabilities	207,704	170,987

STOCKHOLDERS’ DEFICIT

Preferred Stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–

Common Stock
Authorized: 250,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 5,900,000 and 5,000,000 common shares	5,900	5,000

Additional Paid-In Capital	39,100	(5,000)

Accumulated Deficit during the Development Stage	(236,199)	(149,586)

Total Stockholders’ Deficit	(191,199)	(149,586)

Total Liabilities and Stockholders’ Deficit	16,505	21,401

(The accompanying notes are an integral part of these financial statements)

DMH INTERNATIONAL INC.

(A Development Stage Company)

Statements of Operations

(Expressed in U.S. dollars)

	For the Year Ended June 30, 2012 $	For the Year Ended June 30, 2011 $	Accumulated from the Period of June 2, 2010 (Date of Inception) to June 30, 2012 $

Revenues	–	–	–

Operating Expenses

General and administrative	12,830	19,408	34,618
Management fees	12,000	37,000	50,000
Professional fees	49,750	75,200	130,750

Total Operating Expenses	74,580	131,608	215,368

Net Loss Before Other Income (Expense)	(74,580)	(131,608)	(215,368)

Other Income (Expense)

Interest expense	(12,033)	(8,223)	(20,831)

Net loss	(86,613)	(139,831)	(236,199)
Net Earnings per Share – Basic and Diluted	(0.02)	(0.03)
Weighted Average Shares Outstanding – Basic and Diluted	5,202,192	5,000,000

(The accompanying notes are an integral part of these financial statements)

DMH INTERNATIONAL INC.

(A Development Stage Company)

Statements of Cash Flows

(Expressed in U.S. dollars)

	For the Year Ended June 30, 2012 $	For the Year Ended June 30, 2011 $	Accumulated from the Period of June 2, 2010 (Date of Inception) to June 30, 2012 $

Operating Activities

Net loss	(86,613)	(139,831)	(236,199)

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	20,458	26,641	48,674
Due to related parties	16,259	22,771	39,030

Net Cash Used In Operating Activities	(49,896)	(90,419)	(148,495)

Financing Activities:

Proceeds from note payable	–	120,000	195,000
Repayment of note payable	–	(75,000)	(75,000)
Proceeds from common shares issued	45,000	–	45,000

Net Cash Provided By Financing Activities	45,000	45,000	165,000

Change in Cash	(4,896)	(45,419)	16,505

Cash – Beginning of Period	21,401	66,820	–

Cash – End of Period	16,505	21,401	16,505

Supplemental Disclosures

Interest paid	–	7,582	7,582
Income tax paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

DMH INTERNATIONAL INC.

(A Development Stage Company)

Statement of Stockholders’ Deficit

From June 2, 2010 (Date of Inception) to June 30, 2012

(Expressed in U.S. dollars)

	Common Stock		Additional
			Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
	#	$	$	$	$

Balance – June 2, 2010 (Date of Inception)	–	–	–	–	–

Founders shares issued as part of the recapitalization transaction	5,000,000	5,000	(5,000)	–	–

Net loss for the period	–	–	–	(9,755)	(9,755)
	–	–
Balance – June 30, 2010	5,000,000	5,000	(5,000)	(9,755)	(9,755)

Net loss for the year	–	–	–	(139,831)	(139,831)
	–	–
Balance – June 30, 2011	5,000,000	5,000	(5,000)	(149,586)	(149,586)

Issuance of common stock for cash	900,000	900	44,100	–	45,000

Net loss for the year	–	–	–	(86,613)	(86,613)
	–	–
Balance – June 30, 2012	5,900,000	5,900	39,100	(236,199)	(191,199)

(The accompanying notes are an integral part of these financial statements)

DMH INTERNATIONAL INC.

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2012

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at June 30, 2012, the Company has a working capital deficit of $191,199 and an accumulated deficit of $236,199. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As at June 30, 2012 and 2011, the Company had no cash equivalents.

DMH INTERNATIONAL INC.

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2012

2.

Summary of Significant Accounting Policies (continued)

d)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.  As at June 30, 2012 and 2011, there were no potentially dilutive securities.

e)

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

f)

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740 “Accounting for Income Taxes” as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in this financial statement because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

DMH INTERNATIONAL INC.

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2012

2.

Summary of Significant Accounting Policies (continued)

g)

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on January 1, 2012. We are currently evaluating ASU 2011-04 and have not yet determined the impact that adoption will have on our financial statements.

DMH INTERNATIONAL INC.

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2012

2.

Summary of Significant Accounting Policies (continued)

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. The Company does not expect that the guidance effective in future periods will have a material impact on its financial statements.

3.

Related Party Transactions

a)

As at June 30, 2012, the Company owes $39,030 (2011 - $22,771) to the President and CEO of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

b)

During the year ended June 30, 2012, the Company incurred $12,000 (2011 - $37,000) in management fees to the President and CEO of the Company.

4.

Loan Payable

a)

On May 25, 2011, the Company issued a note payable of $120,000 to a non-related company.  The amounts are unsecured, bears interest at 10% per annum, and due on demand.  As at June 30, 2012 and 2011, the Company owed $13,249 and $1,216, respectively, in accrued interest which is recorded in accounts payable and accrued liabilities.

5.

Common Shares

On April 10, 2012, the Company issued 900,000 common shares at $0.05 per share for total proceeds of $45,000.

6.

Income Taxes

The Company has $236,199 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2030. The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes.  As at June 30, 2012 and 2011, the Company had no uncertain tax positions.

	June 30, 2012 $	June 30, 2011 $

Net loss before taxes	(86,613)	(139,831)
Statutory rate	34%	34%

Computed expected tax recovery	29,448	47,543
Valuation allowance	(29,448)	(47,543)

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities as of June 30, 2012 and 2011, after applying enacted corporate income tax rates, are as follow:

	June 30, 2012 $	June 30, 2011 $

Net operating losses carried forward	80,308	50,859
Valuation allowance	(80,308)	(50,859)

Net deferred tax asset	-	-

7.

Subsequent Events

In accordance with ASC 855, the Company has evaluated subsequent events through to the date of issuance of the financial statements and did not have any material recognizable subsequent events.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2012, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of June 30, 2012, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at June 30, 2012, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2012 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of June 30, 2012, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in fiscal 2012.

2.	We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

ITEM 9B.   OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current director(s) and executive officer(s):

Name	Age	Position with the Company	Director Since
Jon-Marc Garcia	41	CEO, CFO, President, Treasurer, Secretary, & Director	May 28, 2010

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

ITEM 11.    EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended June 30, 2012 and 2011:

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 6/30	Salary ($)	Bonus ($)(2)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jon-Marc Garcia(1) President, CEO, CFO, Treasurer, Secretary, and Director	2012	12,000	-0-	-0-	-0-	-0-	-0-	-0-	12,000
	2011	12,000	$25,000	-0-	-0-	-0-	-0-	-0-	37,000

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

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of October 6, 2012, by: (i) our director; (ii) our named executive officer; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Jon-Marc Garcia (3) 111 Ramble Lane #105 Austin, TX 78745	Common	5,000,000	84.7%
All Officers and Directors as a Group (1 Person)	Common	5,000,000	84.7%

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

(2)

Based on 5,900,000 issued and outstanding shares of Common Stock as of October 6, 2012.

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

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

As at June 30, 2012, the Company owes $39,030 (2011 - $22,771) to the President and CEO of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

During the year ended June 30, 2012, the Company incurred $12,000 (2011 - $37,000) in management fees to the President and CEO of the Company.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended June 30, 2012	Year Ended June 30, 2011
Audit fees	$10,500	$9,100
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$10,500	$9,100

Audit Fees

During the fiscal years ended June 30, 2012, we incurred approximately $10,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended June 30, 2011.

During the fiscal year ended June 30, 2011, we incurred approximately $9,100 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended June 30, 2010.

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

Dated:  October 12, 2012

/s/ Jon Marc Garcia

By: Jon-Marc Garcia

Its: President, Principal Executive Officer & Principal Financial Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated:  October 12, 2012

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