Form 10-Q
period 2012-09-30
DMH INTERNATIONAL, INC.
filed 2012-11-19
CIK 1496819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

 FORM 10-Q

_________________

  X  . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

      . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 000-54708

DMH INTERNATIONAL, INC.

 (Exact name of registrant as specified in its charter)

Nevada	27-2689205
(State of incorporation)	(I.R.S. Employer Identification No.)

 Toronto Sur 718

Frac. Campestre

Mexicali, BC 21100

Mexico

(Address of principal executive offices)

+52 (686) 1235-037

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

Yes  X  . No      .

As of November 13, 2012, there were 5,900,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

DMH International Inc.

(A Development Stage Company)

September 30, 2012

(unaudited)

Index

Balance Sheets

4

Statements of Operations

5

Statements of Cash Flows

6

Notes to the Financial Statements

7

DMH INTERNATIONAL INC.

(A Development Stage Company)

Balance Sheets

(Expressed in U.S. dollars)

	September 30, 2012 $ (unaudited)	June 30, 2012 $

ASSETS

Cash	14,270	16,505

Total Assets	14,270	16,505

LIABILITIES

Current Liabilities

Accounts Payable and Accrued Liabilities	60,724	48,674
Due to Related Parties	42,030	39,030
Loan Payable	120,000	120,000

Total Liabilities	222,754	207,704

STOCKHOLDERS’ DEFICIT

Preferred Stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–

Common Stock
Authorized: 250,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 5,900,000 common shares	5,900	5,900

Additional Paid-In Capital	39,100	39,100

Accumulated Deficit during the Development Stage	(253,484)	(236,199)

Total Stockholders’ Deficit	(208,484)	(191,199)

Total Liabilities and Stockholders’ Deficit	14,270	16,505

(The accompanying notes are an integral part of these financial statements)

DMH INTERNATIONAL INC.

(A Development Stage Company)

Statements of Operations

(Expressed in U.S. dollars)

(unaudited)

	For the Three Months Ended September 30, 2012 $	For the Three Months Ended September 30, 2011 $	Accumulated from the Period from June 2, 2010 (Date of Inception) to September 30, 2012 $

Revenues	–	–	–

Operating Expenses

General and administrative	260	3,103	34,878
Management fees	3,000	3,000	53,000
Professional fees	11,000	17,500	141,750

Total Operating Expenses	14,260	23,603	229,628

Net Loss Before Other Income (Expense)	(14,260)	(23,603)	(229,628)

Other Income (Expense)

Interest expense	(3,025)	(3,025)	(23,856)

Net loss	(17,285)	(26,628)	(253,484)
Net Earnings per Share – Basic and Diluted	(0.00)	(0.01)
Weighted Average Shares Outstanding – Basic and Diluted	5,900,000	5,000,000

(The accompanying notes are an integral part of these financial statements)

DMH INTERNATIONAL INC.

(A Development Stage Company)

Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	For the Three Months Ended September 30, 2012 $	For the Three Months Ended September 30, 2011 $	Accumulated from the Period from June 2, 2010 (Date of Inception) to September 30, 2012 $

Operating Activities

Net loss for the period	(17,285)	(26,628)	(253,484)

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	12,050	18,170	60,724
Due to related parties	3,000	(4,491)	42,030

Net Cash Used In Operating Activities	(2,235)	(12,949)	(150,730)

Financing Activities:

Proceeds from note payable	–	–	195,000
Repayment of note payable	–	–	(75,000)
Proceeds from common shares issued	–	–	45,000

Net Cash Provided By Financing Activities	–	–	165,000

Increase (decrease) in Cash	(2,235)	(12,949)	14,270

Cash – Beginning of Period	16,505	21,401	–

Cash – End of Period	14,270	8,452	14,270

Supplemental Disclosures

Interest paid	–	–	7,582
Income tax paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

DMH INTERNATIONAL INC.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2012

(unaudited)

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at September 30, 2012, the Company has a working capital deficit of $208,484 and an accumulated deficit of $253,484. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

September 30, 2012

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

d)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As at September 30 and June 30, 2012, the Company had no cash equivalents.

e)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.  As at September 30 and June 30, 2012, there were no potentially dilutive securities.

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

DMH INTERNATIONAL INC.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2012

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

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

3.

Related Party Transactions

a)

As at September 30, 2012, the Company owes $42,030 (June 30, 2012 - $39,030) to the President and CEO of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

b)

During the three months ended September 30, 2012, the Company incurred $3,000 (September 30, 2011 - $3,000) in management fees to the President and CEO of the Company.

4.

Loan Payable

On May 25, 2011, the Company issued a note payable of $120,000 to a non-related company.  The amounts are unsecured, bears interest at 10% per annum, and due on demand.  As at September 30, 2012, the Company owed $16,274 (June 30, 2012 - $13,249) in accrued interest which is recorded in accounts payable and accrued liabilities.

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

RESULTS OF OPERATIONS

Working Capital

	M
	September 30, 2012 $	June 30, 2012 $
Current Assets	14,270	16,505
Current Liabilities	222,754	207,704
Working Capital (Deficit)	(208,484)	(191,199)

Cash Flows

	Three months ended September 30, 2012 $	Three months ended September 30, 2011 $
Cash Flows from (used in) Operating Activities	(2,235)	(12,949)
Cash Flows from (used in) Financing Activities	–	–
Net Increase (decrease) in Cash During Period	(2,235)	(12,949)

Operating Revenues

Operating revenues since the Company’s inception has been $nil.

Operating Expenses and Net Loss

During the three months ended September 30, 2012, the Company incurred operating expenses of $14,260 compared with $23,603 during the three months ended September 30, 2011.  The decrease in operating expenses was attributed to a decrease of $6,500 in professional fees due to lower legal fees compared to prior year, and a decrease of $2,843 in general and administrative fees as the Company had limited cash flows.

Liquidity and Capital Resources

As at September 30, 2012, the Company’s cash and total asset balance was $14,270 compared to $16,505 as at June 30, 2012. The decrease in the cash and asset balance was due to the fact that the Company did not raise any proceeds from financing activities and had limited cash flows which were used to pay outstanding operating activities.

As at September 30, 2012, the Company had total liabilities of $222,754 compared with total liabilities of $207,704 at June 30, 2012.  The increase in liabilities are attributed to an increase in accounts payable and accrued liabilities as the Company had limited cash flows and was not able to repay outstanding obligations as they became due.

As at September 30, 2012, the Company had a working capital deficit of $208,484 compared with a working capital deficit of $191,199 as at June 30, 2012.  The increase in the working capital deficit is attributed to an increase in accounts payable and accrued liabilities due to the Company’s limited cash flows.

During the three month period ended September 30, 2012, the Company did not have any common share transactions.

Cashflow from Operating Activities

During the three months ended September 30, 2012, the Company used $2,235 of cash for operating activities compared with $12,949 during the three months ended September 30, 2011.  The decrease in the use of cash was due to the fact that the Company had limited amounts of cash flow and did not raise any new proceeds from financing activities during the current period.

Cashflow from Investing Activities

During the three months ended September 30, 2012 and 2011, the Company did not have any investing activities.

Cashflow from Financing Activities

During the three months ended September 30, 2012 and 2011, the Company did not have any financing activities.

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

Dated: November 13, 2012

/s/ Jorge Urrea

By: Jorge Urrea

Its: President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: November 13, 2012

/s/ Jorge Urrea

By: Jorge Urrea

Its:  Director