Form 10-K
period 2012-12-31
DMH INTERNATIONAL, INC.
filed 2013-04-09
CIK 1496819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission File Number 333-169887

DMH INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-2689205
(State or Other Jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)
12502 W. Atlantic Blvd, Coral Springs, FL	33071
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (954) 509-0911

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to section 12(g) of the Act:
Common stock, $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the registrant’s most recently completed second quarter: $NIL.

As of March 15, 2013 there were 161,000,000 shares of common stock.  As of March 15, 2013, based upon records obtained from our transfer agent, there were 4 holders of record of our common stock. Our transfer agent records does not account for other holders of our common stock that are held in street name or by broker dealers as custodian for individual holders of our stock.

DMH International and its wholly owned subsidiary, Touch Medical Solutions, Inc. (“TMSI”) are referred to herein as “we”, “our” or “us” ( TMSI is also individually referred to herein).

Forward Looking Statements

This Annual Report on Form 10-K for the period ending December 31, 2012 contains forward-looking statements that involve risks and uncertainties, most significantly, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operation), as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The words or phrases "would be," "will allow, "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements.” All statements other than statements of historical fact, are statements that could be deemed forward-looking statements, including any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations; and any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

PART I

Item 1. Business

Introduction

The Company was incorporated in the state of Nevada on June 2, 2010.  In December 2012, we entered into a share exchange agreement with Touch Medical Solutions, Inc. (TMSI), whereby we assumed TMSI’s business operations (The Acuisition). We are currently in the business of developing and bringing to market a suite of medical software products.  Our principal executive offices are located at 12502 West Atlantic Blvd., Coral Springs, Florida.

We have never been the subject of a bankruptcy, receivership or similar proceeding.  Additionally, apart from the merger discussed herein, we have never been the subject of a material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Operations

The operations refer principally to our subsidiary Touch Medical Solutions, Inc. which we acquired by a share exchange in December 2012.

In 2009, we began prototyping a picture archiving and communication system (“PACS”) solution for market exploration.  In July 2010, we were accepted as a Wake Forest University Demon Incubator startup company.

Operating Strategy

Management is of the opinion that the leaders of the technology market as a whole are beating their competitors by presenting a more effective end user experience and fulfillment of base requirements.  We believe that products were judged by the number of features they offer; however, there has been an increasing trend towards not providing the greatest number of features, but rather to provide a simpler user interface than its competitors combined with a solid product workflow.  We will attempt, as a medical device provider, to offer products that are user friendly and which have a core workflow that clients can easily implement and use.  We believe that a goal of applying our product ideas efficiently will allow our customers to maintain high medical standards to help them to grow in their own individual markets.

With a growing PACS market and an emergent electronic medical record (“EMR”) market, we plan to provide a technically advanced but cost effective combined solution to medical practices that have been largely ignored by existing vendors.  We will offer as a primary foundation technology, a digital imaging and communications in medicine (“DICOM”) viewer on innovative hardware, a fully Certification Commission for Healthcare Information Technology (“CCHIT”) certified EMR solution, and safe and efficient storage of diagnostic images both as individual clinical assets and as parts of a larger enterprise.

Our goal is to bring a fully integrated PACS/RIS/EMR package to market within a realistic timeframe in order to meet FDA and the American Recovery and Reinvestment Act of 2009 (“ARRA”) standards, starting with an innovative EMR framework as a basis for future product expansions.   The stated project goal is to begin marketing a combined PACS/RIS/EMR solution by October 2013 under our brand (during qualification and certification, aka “pre-market”, expected by July 2013).  With a CCHIT qualified EMR fully integrated with TouchPACS, we will be qualified for ARRA reimbursement.

The PACS will support the DICOM v3 standards for both communication and visualization as a solution, a scope of service contained within the boundaries of the total TouchEMR package.  PACS is being modularized this way in order to allow for other such future standards/relational forks as laboratory control or inpatient expansion.  PACS will be deemed as v1 complete upon clearance of Food and Drug Administration (“FDA”) Class2 certification with all parts intact, and EMR v1 will be considered v1 complete on receiving CCHIT certification.  PACS/EMR will be implemented to include all necessary hardware and configuration for a customer, such that our expected target audience is considered “computer illiterate” and will not be expected to provide implementation equipment independently.  To that end, simplification of very complex workflow and diagnostic processes is a central focus within our developed interfaces.  We propose that smart implementation of clinical software as a workflow client/server process will allow us to market both products (PACS and EMR) as either standalone or paired.

Technology

Over the next 18 months Touch Medical Solutions plans:
To market both individually and combined as a full Practice Management suite the following products:
TouchERP - Medical Enterprise Resource Planning (“Medical Enterprise RP”) – Will be (is) designed for a complete solution to various business sectors, including healthcare. A combination of products providing Clinical Management, Resource Management, Financial Management, and a Practice Information System, that are critical to the medical practices in today’s healthcare industry.

TouchPMS – Practice Management Suite – This is a category of software that deals with the day-to-day operations of a medical practice. Such software frequently allows users to capture patient demographics, schedule appointments, maintain lists of insurance payers, perform billing tasks, and generate reports.

TouchEMR – Electronic Medical (Health) Record – This is a locally kept copy of the patient health information located at each applicable healthcare provider, which can then be merged with the central EHR record as diagnostic information changes.  This record can be kept in any applicable form, as long as it contains the basic pieces of information necessary to resynchronize with a central provider.

TouchRIS–Radiology Information System – This is a computerized database used by radiology departments to store, manipulate and distribute patient radiological data and imagery. The system generally consists of patient tracking and scheduling, result reporting and image tracking capabilities. RIS complements HIS (Hospital Information Systems) and is critical to efficient workflow to radiology practices.

TouchPACS – Picture Archiving and Communications Systems - In medical imaging, PACS have been developed to provide economical storage, rapid retrieval of images, access to images acquired with multiple modalities, and simultaneous access at multiple sites.

TouchPHR – Personal Health Record – This is an abstract definition of copies of patient electronic health record information, such as radiology studies or lab results, which are provided to a clinic by a patient in electronic form.  This is relative to any type of portable copy device, such a CDR or USB, and defines import and export guidance for merging copies into a local (practice level) EMR.

TouchTranscription – Integrates voice recording and digital scripting into the patient record.

TouchPaperlessOffice – Through the use of a Paperless Office Solution, medical providers can store, index, search, retrieve, and modify all aspects of a patient’s medical records to provide a paperless office that can eliminate bottlenecks in a patient work flow.

Our potential for success will depend upon our ability to:

(i)  develop project synergy where our products are designed for projects to work both independently as well as in a multiple product suite;
(ii) develop enhanced workflow and customization by creating a system workflow that will adopt an existing practices workflow as opposed to the practice needing to change their process and ideology based on the systems constraints. While the main portions of the software suite must be standardized, customization will be allowed to accomplish individual practice goals; and
(iii)  Training – All our customers will receive training before, during, and after implementation to fully understand how the systems are designed to be used.

Project Development Timeline - Complete

•	June 2010 - EHR research and early prototyping

•	Oct 2010 - Final draft SDLC design submission, final relational and logic models achieved

•	Dec 2010 Beta Status - Database relational logic

•	Dec 2010 Alpha Status - Implementation 1 components, servers

•	Jan 2011 Beta Status - Implementation 1 components, servers

•	July 2011 Final to QA - Implementation 1 components, servers

•	December 2011 – FDA Class 2 Submission for TouchPACS

•	January 2012 – FDA Class 2 Approved

Creating a Comprehensive Healthcare Technology Solution.

Currently, one of the key barriers to EMR use is the lack of synergy between the EMR and other clinical data systems (such as lab, radiology, and referral systems).

All practices that have installed EMR system recently or are planning to implement an EMR system must recognize that EMR is the Enterprise Resource Planning (“ERP”) system for every practice. ERP is an enterprise-wide information system designed to coordinate all the resources, information, and activities needed to complete the processes of your practice. This requires subject matter expertise to properly align a practice with its EMR needs.

Similarly, when a patient walks into a clinic, everyone in the clinic from the front desk, through the middle office and back office to partners such as pharmacies, labs, referring physicians, and hospitals will all be affected.  Seeing an EMR from this perspective is critical for EMR's successful and efficient implementation.

The provider's usage of EMR is only twenty percent (20%) of the use of the entire system.  For an EMR to be efficient and successful, all those involved -- patients, employees, and partners -- must be on one single unified platform.

While PACS has enjoyed a growing market, EMR has traditionally been implemented via non-standard, “one-off”, task dedicated solutions.  This has led to care facilities, which are attempting to mix and match a plethora of system types to form a complete software solution, and without standards, prior to the HHS final Ruling, July 2010, these amalgam solutions have led to very complex and expensive problems of interaction and intercommunication.

We believe that an enterprise software solution for a typical small clinic or hospital should function as glue to model the business processes with, holding together their varying laboratory, diagnostic imaging, medical record, and workflow needs.  Most practices have engaged in a best of breed philosophy selecting PACS, EMR, HIS, based predominately on its own qualifications and not focusing on how these systems might interact and need to co-exist in the same infrastructure.

Cross implementation of different software models has led to chaos in many historical clinical implementations by other companies due to lack of enforceable standards. With DICOM solidifying, and now with the impending new EMR enforcement of selective standards in the near future, we believe it is important to model software around the entire idea of the clinical software workflow from a single design with an enforceable foundation to ensure that each of the parts are held to be clinically valid.

To build a uniform idea of medical interoperability, we believe that the larger, more expensive corporate design of software is too monolithic to allow architects to model enforcement of multiple standards simultaneously, and that by using a smaller development team with a broader understanding of how clinical technology standards evolve and interconnect, we can possibly evolve a software product line which can deliver a quality product to fit those needs at a much lower price point than our competitors.

By incorporating the PACS into the design of the TouchEMR products, we strive for tight integration, while allowing for services including online prescriptions, valid integrated medical coding (CPT), and insurance validation and billing integration among others.  To these ends, the development target for the first release of TouchEMR is to certify the product for reimbursement qualification under the ARRA (Recovery Act) plan.  This will allow us to market either as a PACS standalone product or as an evolved EMR product that can be installed as a software suite.

Establishing qualification as a product goal, our products are standards-based designs, allowing for their use among existing platforms and will incorporate large portions of the HL7, IHE, and DICOM standards.  Our current product goal for the EMR suite of software is to complete CCHIT certification, and by default ARRA certification, by the end of 2013.

PACS

In the 2nd  quarter of 2013, we plan bring to market our Enterprise PACS system (TouchPACS) at a competitive price point.  The focus of TouchPACS is to keep hardware and subscription costs affordable, making it an option for any size or type of clinical practice.  In addition to a traditional PACS system on-site, TouchPACS will also offer offsite content storage, automated backup solutions, and remote software access via a web based portal product. These traditionally have been separate offerings and have represented a significant integration challenge for the small to mid-sized medical practice.   We plan that TouchPACS will also provide the ability to link multiple offices, providing practices the ability to have a single system supporting all sites in which they practice.

Clinical Trial Management

In the 3rd quarter of 2014, we plan to launch a Clinical Trial Management Solution or Laboratory Information System (TouchCT). Both the Clinical Trial Management Solutions and the TouchEMR product share many core requirements offering an opportunity to expand functionality of the TouchEMR product to satisfy trial management needs.  An electronic Clinical Trial Management system can provide service to drug development and medical research companies who are in the process of bringing clinical products to market in a newly regulated (by government mandate, required by 2014) drug certification process.

Form Factor

Our products will offer multiple suite configurations to fit customer needs. We will offer both traditional wall- mounted displays as well as portable laptops and tablet computers.

Management is of the opinion that having a portable solution will be most useful for physicians who treat patients in multiple locations as well as for other situations where the flexibility of being mobile is required.

We will also provide a web based DICOM viewer that will allow image presentation on smartphones including:

(i)      iPhones

(ii)      BlackBerry

(iii)    Android, and

(iv)    other Operating Systems

but these will be used for preliminary diagnostics only (wet read), as such devices must be FDA Class-3 approved by equipment manufacturers in order to be used for final reads in a clinical setting.

Our systems will offer a touch screen display allowing easy manipulation of images without the need to sit at a workstation with a mouse and keyboard except where this is clinically required. Utilizing modern touch screen interface technology will be attractive to physicians who want to be ahead of the technology curve, or where a physician or physician assistant will be more effective without being tied to a keyboarded workspace.

For fully integrated PACS consumers, a multi-monitor diagnostic station solution will be used to assure full conformance with DICOM and diagnostic imaging standards.

Project Overview and Highlights

•	Product Design
o	Standards-Based Design
▪	Uses HL7 for Document Formatting, Government Reporting, and Procedure Interaction within the Logic Model.
▪	PACS is based on DICOM v3
▪	EMR is based on HL7 v2.51
▪	Documents use the HL7-CDA model (v3), and storage is Adobe PDF, making exports and translation uniform
▪
Product uses the National Library of Medicine (NLM) Meta-thesaurus vocabularies, allowing precise coding of Rx (RxNorm, UNII, National Drug File), Insurance (CPT-4, CPT-2010), and Diseases and Problems (ICD-9, ICD-10, SNOMED, LOINC), and Drug allergies (UNII, NDF).  TouchPACS is a registered Vendor with the NLM, and is licensed to resell all included vocabularies.

o	Using Microsoft Products
▪	All products programmed in MS Visual Studio
▪	All products Version Controlled and managed via MS Team Server
▪	Centrally deployed on MS SQL Server 2008
o	Royalty Free
▪	All components (excepting MS Database and Server Licensing) are royalty free, and under no distribution restrictions
o	Service-Based Returns
▪	Systems are typically sold turn-keyed with all equipment, and should provide company service revenue going forward from a customer purchase (maintenance costs, recurring).
•	Product Testing and Documentation
o	PACS will require Product Class-2 Certification with FDA following product development cycle, expected end of Q1 2011.
o	Documentation Foundation and methods using Microsoft implementation of Agile Software Development, a proven methodology for managing software development products
o	Integrated build and test environment using Microsoft Team Foundation Server
•	Pilot Launch
o	The PACS product is expected to market to beta both EMR and PACS system designs in Q2, 2013.
•	Staffing and Budget
o	Development Staff
▪	Software Architect/Team Lead
▪	DICOM and PACS developer
▪	HL7 and EMR developer
▪	Web Developer
▪	Internal Documentation and QA management
o	Equipment Expenses
▪	Installation Costs
▪	Backup Solution Purchasing
▪	Tapes and Media
▪	Workstation Purchases
▪	Suite Component Purchases
o	Recurring Software Licensure
▪	Development Component Upgrades
▪	Continuing Toolkit Agreements
o	Marketing Costs
o	Delivery Costs
▪	Role of pre-sales technician.
▪	Hardware and Equipment Costs
•	Servers
•	Workstations
•	Scanners, Fax, Microphones, Pedals, etc.
o	Office Expenses
▪	Rental and Insurance
▪	Day to Day costs

Standards

DICOM Standard
Our imaging solutions are based on the DICOM medical imaging standard, as the service is compatible with virtually every digital imaging modality and PACS in use today. This makes it a solution for orthopedists, obstetricians, family practice physicians, dentists, and chiropractors, in addition to the traditional radiology market.  Increasingly, small non-radiological clinics make limited use of imaging as part of their everyday practice; we will provide a simplified, but industrial quality, answer to their software needs.

Platform
We will rely on Microsoft technologies as the backbone of our systems.  By utilizing the Microsoft Visual C# development tools, and the Microsoft Visual Studio .NET 2008/2010 development environments, management is of the opinion that TouchPACS will be able to leverage Microsoft’s extensive coding library and features, and to provide an assured vendor as a foundation technology partner for our customers.  We will use Microsoft Team Foundation Server to enforce an Agile software development and design philosophy.  This philosophy emphasizes close collaboration between the programmer team and business experts, face-to-face communication, frequent delivery of new deployable business value and tight, self-organizing teams.

DICOM Viewer
We will provide a DICOM viewer offering advanced layering, image manipulation and other features that are typically used in large-scale implementations. By utilizing touch screen technology, we will provide a feature to a physician looking to demonstrate technology advancement to its patients.  We will seeking FDA Class-2 certification for diagnostic imaging modality classifications, and will publish a formal DICOM conformance statement as a function of the development process.   We are not seeking certification for use with Digital Mammography (“MG”) during stage one development, but will seek to display high resolution MG in a non-diagnostic format.   The viewer product typically will deploy as a multi-monitor diagnostic station, and a touch-based tablet application, and will include a module for internet-based reading as part of the EMR portal project that we are attempting to develop.

Workflow Clients
We will provide support to our clients; in addition to DICOM PACS stations, for supporting medical records as a foundation of our product suite, including but not limited to:

(i)   transcription,

(ii)  management,

(iii) paperless workstation, and

(iv) export and reporting clients.

The clients’ products will be designed to work within the touch-based format or touch-assisted in cases like transcription, and are intended to be deployed on our branded encapsulated workstations and tablets.

Servers
TouchPACS has products to serve both Health Level 7 (“HL7”), a standard for exchanging information between medical applications and DICOM formatted messages natively, and allows for implementations to be unified to a central server or split into multiple servers, based on the scale needs of each customer.  TouchPACS is also developing web based portal system to allow for patient scheduling, non-diagnostic review, referring physician review, and remote diagnostic reading capabilities.  The web portal system will be implemented in a compatible way with both DICOM and HL7 needs in mind, allowing for a PACS web product to be developed concurrently with the EMR web product.

Government Regulation

According to the FDA, a "device" is: "an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including a component part, or accessory which is recognized in the official National Formulary, or the United States Pharmacopoeia, or any supplement to them, intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or other animals, or intended to affect the structure or any function of the body of man or other animals, and which does not achieve any of its primary intended purposes through chemical action within or on the body of man or other animals and which is not dependent upon being metabolized for the achievement of any of its primary intended purposes."

The FDA classifies devices as either Class I/II-exempt, Class II, or Class III.

Class III: Pre-Marketing Approval, or PMA: A Pre-Marketing Approval or PMA is the most stringent type of device marketing application required by FDA. A PMA is an application submitted to FDA to request clearance to market, or to continue marketing of a Class III medical device. A PMA is usually required for products with which FDA has little previous experience and in such cases where the safety and efficacy must be fully demonstrated on the product. The level of documentation is more extensive than for a 510(k) application and the review timeline is usually longer. Under this level of FDA approval, the manufacturing facility will be inspected as well as the clinical sites where the clinical trials are being or have been conducted. All the appropriate documents have to be compiled and available on demand by the FDA. The manufacturing facility is registered with the FDA and the product or device is registered with the FDA.

Class II: 510(k). This is one level down from the PMA and it is applied to devices with which the FDA has had previous experience. A 510(k) is a pre-marketing submission made to FDA to demonstrate that the device to be marketed is as safe and effective, that is, substantially equivalent, to a legally marketed device that is not subject to pre-market approval. Applicants must compare their 510(k) device to one or more similar devices currently on the U.S. market and make and support their substantial equivalency claims. The legally marketed device to which equivalence is drawn is known as the "predicate" device. Applicants must submit descriptive data and, when necessary, performance data to establish that their device is SE to a predicate device. Again, the data in a 510(k) is to show comparability, that is, substantial equivalency (SE) of a new device to a predicate device. Under this level of approval, the manufacturing facility is registered with the FDA and the product or device is registered with the FDA. Inspections under this classification are possible. All the appropriate cGMP and clinical data backing the claims made must be on file and available on demand by the FDA.

Class I/II Exemption: This is the lowest level of scrutiny. Most Class I devices and a few Class II devices are exempt from the pre-marketing notification requirements subject to the limitations on exemptions. However, these devices are not exempt from other general controls. All medical devices must be manufactured under a quality assurance program, be suitable for the intended use, be adequately packaged and properly labeled, and have establishment registration and device listing forms on file with the FDA.

In January 2012, the TouchPACS software suite received a Class II 510(k) clearance from the FDA.

Effect of Compliance with Federal, State, and Local Provisions for the Protection of the Environment

We have not incurred and do not anticipate incurring any expenses associated with environmental laws.

Main Competitors

The following are comparable PACS solutions to a TouchPACS system.

Emed Fusion/Merge Systems   http://www.merge.com

Intelerad   http://www.intelerad.com/en/index.php

Fuji Synapse   http://www.fujimed.com/

GE Centricity   http://www.gehealthcare.com/centricityenterprise/

Agfa Impax   http://www.agfa.com/en/he/products_services/all_products/impax_enterprise.jsp

Patents, Trademarks, Licenses and Intellectual Property

In May 2011, we applied for trademark protection with the United States Trademark and Patent Office for the following trademarks:

a)   Touch Medical Solutions Touch PACS

b)   Touch Medical Solutions TouchEMR

c)   Touch Medical Solutions TouchPMS

d)   Touch Medical Solutions TouchRIS

The trademarks have not been approved to this date.

Employees

We currently have 2 employees: Rik J. Deitsch is the Company’s President and Chief Executive Officer. Jason Barry is the Company’s Chief Financial Officer, Secretary, and Treasurer.

Report to Security Holders

We are subject to the informational requirements of the Securities Exchange Act of 1934. Accordingly, we file annual, quarterly and other reports and information with the Securities and Exchange Commission. You may read and copy these reports in Washington, D.C. Our filings are also available to the public from commercial document retrieval services and the Internet world wide website maintained by the Securities and Exchange Commission at www.sec.gov.

Item 1A. Risk Factors

You should carefully consider the risks described below regarding our operations, financial condition, financing, our common stock and other matters. If any of the following or other material risks actually occur, our business, financial condition, or results or operations could be materially adversely affected.

Our ability to continue as a going concern is in doubt absent obtaining adequate new debt or equity financing and achieving sufficient sales levels.

We incurred net losses of $228,800 for the 12 months ended December 31, 2012 and $551,968 in fiscal 2011. We anticipate that these losses will continue for the foreseeable future. Our continued existence is dependent upon our achieving sufficient sales levels of our products and obtaining adequate financing. Unless we can begin to generate material revenue, we may not be able to remain in business. We cannot assure you that we will raise enough money or generate sufficient sales to meet our future working capital needs.

We have no revenue producing history and expect losses to continue for the foreseeable future.

We have yet to establish any history of profitable operations. We have incurred annual losses of $228,800 and $551,968 during the fiscal years of operations ending December 31, 2012 and 2011 respectively. Our potential profitability will require the successful commercialization of our medical software products.

We will require additional financing to sustain our operations and without it will be unable to continue operations.

At December 31, 2012 we had a working capital deficit of $943,585. We have a negative cash flow from operations of $105,221 and $343,418 for the years ended December 31, 2012 and 2011, respectively. We have insufficient financial resources to fund our operations.

If we cannot sell a sufficient volume of our products, we will be unable to continue in business.

To date, we have no sales of our medical software products. If we cannot achieve sufficient sales or we are unable to secure financing our operations will be negatively affected.

We have no history of generating revenues on which to evaluate our potential for future success and to determine if we will be able to execute our business plan; accordingly, it is difficult to evaluate our future prospects and the risk of success or failure of our business.

You must consider our business and prospects in light of the risks and difficulties we will encounter as an early-stage revenue producing company. These risks include:

•	our ability to effectively and efficiently market and distribute our products;

•	our ability to obtain market acceptance of our current products and future products that may be developed by us; and

•	our ability to sell our products at competitive prices which exceed our per unit costs.

We may be unable to address these risks and difficulties, which could materially and adversely affect our revenue, operating results and our ability to continue to operate our business.

Our growth strategy reflected in our business plan may be unachievable or may not result in profitability.

We may be unable to implement our growth strategy reflected in our business plan rapidly enough for us to achieve profitability. Our growth strategy is dependent on a number of factors, including market acceptance of our products and the acceptance by the medical community of using these products in practice. We cannot assure you that our products will be purchased in amounts sufficient to attain profitability.

Among other things, our efforts to expand our sales will be adversely affected if:

•
we are unable to attract sufficient customers to the products we offer in light of the price and other terms required in order for us to attain the level of profitability that will enable us to continue to pursue our growth strategy;

•	adequate penetration of new markets at reasonable cost becomes impossible limiting the future demand for our products below the level assumed by our business plan;

•	we are unable to meet regulatory requirements in the intellectual marketplace that would otherwise allow us for wider distribution; and

•	we are unable to meet FDA regulatory requirements that would potentially expand our product base and potential revenues.

If we cannot manage our growth effectively, we may not become profitable.

Businesses, which grow rapidly often, have difficulty managing their growth. If we grow rapidly, we will need to expand our management by recruiting and employing experienced executives and key employees capable of providing the necessary support. We cannot assure you that our management will be able to manage our growth effectively or successfully.

Among other things, implementation of our growth strategy would be adversely affected if we were not able to attract sufficient customers to the products and services we offer or plan to offer in light of the price and other terms required in order for us to attain the necessary profitability.

If we are unable to protect our proprietary technology, our business could be harmed.

Our intellectual property, including our proprietary software, is our key asset. Competitors may be able to back-engineer our products and compete effectively with us. The cost to prosecute infringements of our intellectual property or the cost to defend our products against patent infringement or other intellectual property litigation by others could be substantial. We cannot assure you that:

•	patents licensed by us will not be challenged by competitors,

•	our patents, licensed and other proprietary rights from third parties will not result in costly litigation;

•	pending and future patent applications will result in issued patents,

•	the patents or our other intellectual property will be found to be valid or sufficiently broad to protect these technologies or provide us with a competitive advantage,

•	if we are sued for patent infringement, whether we will have sufficient funds to defend our patents, and

•	we will be successful in defending against future patent infringement claims asserted against our products.

Should any risks pertaining to the foregoing occur, our brand name reputation, results of operation and revenues will be negatively affected.

We are subject to substantial FDA regulations which may increase our costs or otherwise adversely affect our operations.

Our software products are subject to FDA regulations. If we fail to comply with current or future regulations, the FDA could force us to stop selling our products or require us to incur substantial costs from adopting measures to maintain FDA compliance.

Loss of any of our key personnel could have a material adverse effect on our operations and financial results.

We are dependent upon a limited number of our employees: (a) our Chief Executive Officer who directs our operations; and (b) our Chief Operating Officer who oversees product development and marketing activities. Our success depends on the continued services of our senior management as well as our ability to attract additional members to our management and research and development teams. The unexpected loss of the services of any of our management or other key personnel could have a material adverse effect upon our operations and financial results.

We may be unable to maintain and expand our business if we are not able to retain, hire and integrate key management and operating personnel.

Our success depends in large part on the continued services and efforts of key management personnel. Competition for such employees is intense and the process of locating key personnel with the combination of skills and attributes required to execute our business strategies may be lengthy. The loss of key personnel could have a material adverse impact on our ability to execute our business objectives. We do not have any key man life insurance on the lives of any of our executive officers.

Risks Related to Our Common Stock

Because the market for our common stock is limited, persons who purchase our common stock may not be able to resell their shares at or above the purchase price paid by them.

Our common stock trades on the OTCBB, which is not a liquid market. There is currently only a limited public market for our common stock. We cannot assure you that an active public market for our common stock will develop or be sustained in the future. If an active market for our common stock does not develop or is not sustained, the price may decline.

Because we are subject to the “penny stock” rules, brokers cannot generally solicit the purchase of our common stock, which adversely affects its liquidity and market price.

The SEC has adopted regulations, which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock on the OTCBB has been substantially less than $5.00 per share and therefore we are currently considered a “penny stock” according to SEC rules. This designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules limit the ability of broker-dealers to solicit purchases of our common stock and therefore reduce the liquidity of the public market for our shares.

Because much of our outstanding shares are freely tradable, sales of these shares could cause the market price of our common stock to drop significantly, even if our business is performing well.

As of December 31, 2012, we had 161,000,000 outstanding shares that were subject to the limitations of Rule 144 under the Securities Act of 1933. In general, Rule 144 provides that any our non-affiliates, who have held restricted common stock for at least six-months, are entitled to sell their restricted stock freely, provided that we stay current in our SEC filings. After one year, a non-affiliate may sell without any restrictions.

An affiliate may sell after one year with the following restrictions: (i) we are current in ours filings, (ii) certain manner of sale provisions, (iii) filing of Form 144, and (iv) volume limitations limiting the sale of shares within any three-month period to a number of shares that does not exceed 1% of the total number of outstanding shares. A person who has ceased to be an affiliate at least three months immediately preceding the sale and who has owned such shares of common stock for at least one year is entitled to sell the shares under Rule 144 without regard to any of the limitations described above.

An investment in our common stock may be diluted in the future as a result of the issuance of additional securities or the exercise of options or warrants.

In order to raise additional capital to fund our strategic plan, we may issue additional shares of common stock or securities convertible, exchangeable or exercisable into common stock from time to time, which could result in substantial dilution to any person who purchases our common stock. Because we have a negative net tangible book value, purchasers will suffer substantial dilution. We cannot assure you that we will be successful in raising funds from the sale of common stock or other equity securities.

Since we intend to retain any earnings for development of our business for the foreseeable future, you will likely not receive any dividends for the foreseeable future.

We have not and do not intend to pay any dividends in the foreseeable future, as we intend to retain any earnings for development and expansion of our business operations. As a result, you will not receive any dividends on your investment for an indefinite period of time.

Due to factors beyond our control, our stock price may continue to be volatile.

The market price of our common stock has been and is expected to be highly volatile. Any of the following factors could affect the market price of our common stock:

•	our failure to generate revenue,

•	our failure to achieve and maintain profitability,

•	short selling activities,

•	the sale of a large amount of common stock by our shareholders including those who invested prior to commencement of trading,

•	actual or anticipated variations in our quarterly results of operations,

•	announcements by us or our competitors of significant contracts, new products, acquisitions, commercial relationships, joint ventures or capital commitments,

•	the loss of major customers or product or component suppliers,

•	the loss of significant business relationships,

•	our failure to meet financial analysts’ performance expectations,

•	changes in earnings estimates and recommendations by financial analysts, or

•	changes in market valuations of similar companies.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs and divert our management’s time and attention, which would otherwise be used to benefit our business.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

As of February 1, 2013, we sub-leased approximately 250 square feet at 12502 West Atlantic Blvd, Coral Springs, Florida. We share offices that are comprised of a reception area, conference room, 3 offices, 2 restrooms and 2 cubicle workstations. We have use of a conference room, reception area, printer, fax and scanning machine. Our offices are adequate for our needs. Our lease term is for a period of 3 years. We pay monthly rent of approximately $500 for the current year 2013. Formerly, we occupied 400 square feet of space at 3455 University Parkway, Wake Forest University in Wake Forest, North Carolina.

Item 3. Legal Proceedings

We are not a party to any pending legal proceedings where any officer, director, affiliate of owner of 5% or more of our common stock is adverse to us or where the amount of damages claimed, exclusive of interest and costs, exceeds ten percent of our current assets. Pursuant to the terms of the Merger, responsibility for any liability emerging from our pre-merger business relies wholly with our pre-merger management.

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Registrant’s Common Equity; Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the over-the-counter (“OTCBB”) under the trading symbol "DMHI". As of December 31, 2012 there was no public market for our Common Stock.  The stock began active trading on the OTCBB on January 10, 2013 and has traded at prices between $0.008 and $0.25. At April 1, 2013, to closing bid price of our common stock was $0.01.

Penny Stock Considerations

Our shares of common stock are "penny stocks" as that term is generally defined in the Securities Exchange Act of 1934 as equity securities with a price of less than $5.00. Our shares are subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or "accredited investor" must make a special suitability determination regarding the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with his or her spouse is considered an accredited investor.

In addition, under the penny stock regulations the broker-dealer is required to:

•
Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

•	Disclose commission payable to the broker-dealer and its registered representatives and current bid and offer quotations for the securities;

•
Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer's account, the account's value and information regarding the limited market in penny stocks; and

•
Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction, prior to conducting any penny stock transaction in the customer's account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of shareholders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities. In addition, the liquidity for our securities may be adversely affected, with a corresponding decrease in the price of our securities. Our shares are subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

Holders

As of March 15, 2013, based upon records obtained from our transfer agent, there were 2 holders of record of our common stock. Our transfer agent records does not account for other holders of our common stock that are held in street name or by broker dealers as custodian for individual holders and beneficiaries of our stock. We have one class of common stock outstanding.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors as our Board of Directors deems relevant. There are no restrictions contained in our bylaws or otherwise pertaining to our issuing dividends.

Recent Sales of Unregistered Securities

In connection with the Share Exchange, the previous shareholders of TMSI received Twenty Five Million shares (25,000,000) of our common stock.  The 25,000,000 shares of our common stock which were issued to the shareholders as of the effective date of the Share Exchange, were not registered under the Securities Act of 1933, as amended, but were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and/or Regulation D promulgated under the section, which exempts transactions by an issuer not involving any public offering.

Item 6. Selected Financial Data

As a Smaller Reporting Company, we are not required to provide information required by Item 6.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Critical Accounting Policies and Estimates

In preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), we have adopted various accounting policies. Our most significant accounting policies are disclosed in Note 1 to the consolidated financial statements.

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to the ability to continue as going concern, legal proceedings, the recoverability of inventory, long-lived assets, the fair value of stock-based compensation and the fair value of warrant liabilities are updated as appropriate, which in most cases is at least quarterly. We base our estimates on historical experience, or various assumptions that are believed to be reasonable under the circumstances and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may materially differ from these estimates.

Estimates are considered to be critical if they meet both of the following criteria: (1) the estimate requires assumptions about material matters that are uncertain at the time the accounting estimates are made, and (2) other materially different estimates could have been reasonably made or material changes in the estimates are reasonably likely to occur from period to period. Our critical accounting estimates include the following:

Revenue Recognition: In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. Provision for sales returns will be estimated based on the Company's historical return experience.

Accounts Receivable and Allowance for Doubtful Accounts: Our accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining collectability, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.

Inventory Obsolescence: Inventories are valued at the lower of average cost or market value. We periodically perform an evaluation of inventory for excess, impairments and obsolete items. At December 31, 2012, our inventory consisted entirely of raw materials that are utilized in the manufacturing of finished goods. These raw materials generally have expiration dates in excess of 10 years.

Long-Lived Assets: The carrying value of long-lived assets is reviewed annually and on a regular basis for the existence of facts and circumstances that may suggest impairment. If indicators of impairment are present, we determine whether the sum of the estimated undiscounted future cash flows attributable to the long-lived asset in question is less than its carrying amount. If less, we measure the amount of the impairment based on the amount that the carrying value of the impaired asset exceeds the discounted cash flows expected to result from the use and eventual disposal of the impaired assets.

Derivative Financial Instrument: We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. Management evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based simple derivative financial instruments, we use the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. For complex embedded derivatives, we use a Dilution-Adjusted Black-Scholes method to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Share-Based Compensation: We record share-based compensation in accordance with FASB ASC 718, Stock Compensation. FASB ASC 718 requires that the cost resulting from all share-based transactions are recorded in the financial statements over the respective service periods. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. FASB ASC 718 also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions.

Accomplishments During 2012

On December 11, 2012 we entered into a Share Exchange Agreement (the “Exchange Agreement”) with Touch Medical Solutions, Inc. (“TMSI”) a Florida Corporation, and the shareholders of TMSI (the “Shareholders”).  In connection with the closing of this transaction, we acquired all of the issued and outstanding shares of TMSI, which resulted in a parent-subsidiary relationship.

Results of Operations

Working Capital

	December 31, 2012 $	December 31, 2011 $
Current Assets	64	-
Current Liabilities	943,649	755,903
Working Capital (Deficit)	(943,585)	(755,903)

Cash Flows

	Year ended December 31, 2012 $	Year ended December 31, 2011 $
Cash Flows from (used in) Operating Activities	(105,221)	(343,418)
Cash Flows from (used in) Financing Activities	105,285	343,046
Net Increase (decrease) in Cash During Period	64	(372)

Operating Revenues

Operating revenues since the Company’s inception has been $nil.

Operating Expenses and Net Loss

During the year ended December 31, 2012, the Company incurred operating expenses of $187,682 and net loss of $228,800 compared with operating expenses of $521,078 and net loss of $30,890 during the year ended December 31, 2011.  The decrease in operating expenses was attributed to lack of new financing which limited the Company’s operating activity.  During the current period, there was a decrease in professional fees of $28,936, a general increase of $45,542 in general and administrative expenses, and an increase of $27,500 in management fees.

Liquidity and Capital Resources

As at December 31, 2012, the Company’s cash and total asset balance was $64 compared to $nil as at December 31, 2011.

As at December 31, 2012, the Company had total liabilities of $943,649 compared with total liabilities of $755,903 at December 31, 2011.  The increase in liabilities are attributed to increases of $105,285 in advance from our President and Director to fund professional fees incurred during 2012, and  an increase of $60,000 due to the Director of the Company for unpaid management fees that have not been paid due to lack of sufficient financing.

As at December 31, 2012, the Company had a working capital deficit of $943,585 compared with a working capital deficit of $755,903 as at December 31, 2011.  The increase in the working capital deficit is attributed to higher unpaid obligations due to lack of sufficient cash flow to settle professional fees incurred during 2012.

Going Concern

Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity and attain profitable operations. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate.

Uncertainties and Trends

Our operations and possible revenues are dependent now and in the future upon the following factors:

•	Whether we successfully develop and commercialize products from our research and development activities.

•	If we fail to compete effectively in the intensely competitive medical software area, our operations and market position will be negatively impacted.

•	If we fail to successfully execute our planned partnering and out-licensing of products or technologies, our future performance will be adversely affected.

•
The recent economic downturn and related credit and financial market crisis may adversely affect our ability to obtain financing, conduct our operations and realize opportunities to successfully bring our technologies to market.

•	Software industry related litigation is substantial and may continue to rise, leading to greater costs and unpredictable litigation.

•	If we fail to comply with extensive legal/regulatory requirements affecting the medical software industry, we will face increased costs, and possibly penalties and business losses.

Off-Balance Sheet Arrangements

We have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under whom we have:

•	An obligation under a guarantee contract.

•	A retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets.

•	Any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument.

•
Any obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by us and material to us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with us.

We do not have any off-balance sheet arrangements or commitments that have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material, other than those which may be disclosed in this Management’s Discussion and Analysis of Financial Condition and the audited Consolidated Financial Statements and related notes.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable. We have no investments in market risk sensitive instruments or in any other type securities.

Item 8. Financial Statements and Supplementary Data

DMH INTERNATIONAL, INC.
(A Development Stage Company)

Financial Statements
(Expressed in US dollars)
For the years ended December 31, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
DMH International, Inc. (A Development Stage Company)

We have audited the accompanying balance sheets of DMH International, Inc. (A Development Stage Company) as of December 31, 2012 and 2011, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended and for the period from March 26, 2010 (inception) through December 31, 2012.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DMH International, Inc. (A Development Stage Company) as of December 31, 2012 and 2011, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
April 4, 2013

DMH INTERNATIONAL, INC.
(A Development Stage Company)

Balance Sheets

	December 31, 2012 $	December 31, 2011 $
ASSETS
Cash	64	-
Total Assets	64	-

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	164,884	142,423
Accounts payable – related party	161,522	101,522
Due to related parties	617,243	511,958
Total Liabilities	943,649	755,903

STOCKHOLDERS’ DEFICIT
Preferred stock	-	-
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share; Issued and outstanding: nil preferred shares
Common stock	161,000	25,000
Authorized: 250,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 161,000,000 and 25,000,000 common shares at December 31, 2012 and 2011, respectively
Additional paid-in capital	(85,532)	9,350

Deficit accumulated during development stage	(1,019,053)	(790,253)
Total Stockholders’ Deficit	(943,585)	(755,903)
Total Liabilities and Stockholders’ Deficit	64	-

(The accompanying notes are an integral part of these financial statements)

DMH INTERNATIONAL, INC.
(A Development Stage Company)

Statements of Operations

	For the Year Ended December 31,
	2012 $	2011 $	Accumulated from March 26, 2010 (Date of Inception) to December 31, 2012 $
Revenues	-	-	-
Operating Expenses

General and administrative	58,668	13,126	112,204
Management fees	60,000	32,500	142,500
Professional fees	69,014	97,950	181,764
Wages and salaries	-	377,502	507,117
Total Operating Expenses	187,682	521,078	943,585
Other Expenses
Imputed interest	41,118	30,890	75,468
Total Other Expenses	41,118	30,890	75,468
Net Loss	(228,800)	(551,968)	(1,019,053)
Net Loss per Share – Basic and Diluted	(0.01)	(0.02)
Weighted Average Shares Outstanding – Basic and Diluted	32,431,694	25,000,000

(The accompanying notes are an integral part of these financial statements)

DMH INTERNATIONAL, INC.
(A Development Stage Company)

Statement of Stockholders’ Equity (Deficit)
From March 26, 2010 (Date of Inception) to December 31, 2012

	Common Stock
	Shares #	Par Value $	Additional Paid-In Capital $	Deficit Accumulated During the Development Stage $	Total $
Balance – March 26, 2010 (Date of Inception)	-	-	-	-	-
Founders' Shares	25,000,000	25,000	(25,000)	-	-
Imputed Interest	-	-	3,460	-	3,460
Net loss for the period	-	-		(238,285)	(238,285)
Balance – December 31, 2010	25,000,000	25,000	(21,540)	(238,285)	(234,825)
Imputed Interest	-	-	30,890	-	30,890
Net loss for the year	-	-	-	(551,968)	(551,968)
Balance – December 31, 2011	25,000,000	25,000	9,350	(790,253)	(755,903)
Effect of Reverse Merger	136,000,000	136,000	(136,000)	-	-
Imputed Interest	-	-	41,118	-	41,118
Net loss for the year	-	-	-	(228,800)	(228,800)
Balance – December 31, 2012	161,000,000	161,000	(85,532)	(1,019,053)	(943,585)

(The accompanying notes are an integral part of these financial statements)

DMH INTERNATIONAL, INC.
(A Development Stage Company)

Statements of Cash Flows

	For the Years Ended
	December 31, 2012 $	December 31, 2011 $	Accumulated from March 26, 2010 (Date of Inception) to December 31, 2012 $
Operating Activities
Net loss for the period	(228,800)	(551,968)	(1,019,053)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	41,118	30,890	75,468
Changes in operating assets and liabilities:
Accounts Payable – Related Party	60,000	47,637	161,522
Accounts payable and Accrued liabilities	22,461	130,023	164,884
Net Cash Provided By (Used In) Operating Activities	(105,221)	(343,418)	(617,179)
Financing Activities
Due to related parties – borrowings	105,285	364,814	633,920
Due to related parties – repayments	-	(21,768)	(41,677)
Proceeds from loan	-	-	25,000
Net Cash Provided By Financing Activities	105,285	343,046	617,243
Increase (decrease) in Cash	64	(372)	64
Cash – Beginning of Period	-	372	-
Cash – End of Period	64	-	64
Non-cash financing activities:
Transfer of loan	-	25,000	25,000
Effect of reverse merger	136,000	-	136,000

(The accompanying notes are an integral part of these financial statements)

DMH INTERNATIONAL, INC.
(A Development Stage Company)

Notes to the Financial Statements

1.     Description of Business and Reverse Acquisition

a)     Description of Business

DMH International, Inc. (the “Company”) was incorporated in the state of Florida on March 26, 2010. The Company is a development stage company as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Entities”.

b)     Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the year ended December 31, 2012, the Company has a working capital deficit of $943,585 and accumulated deficit of $1,019,053. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

c)      Reverse Acquisition

On December 11, 2012, the Company entered into a share exchange agreement with DMH International, Inc. (“DMHI”), a public shell company. Pursuant to the agreement, DMHI acquired all of the outstanding shares of common stock of the Company (100 common shares) by issuing 125,000,000 common shares, comprised of 100,000,000 common shares from the President and Director of the Company and 25,000,000 newly issued common shares.  Furthermore, the President and Director of DMHI cancelled 100,000,000 common shares as part of the share exchange agreement.  As a result of the share exchange, the former shareholders of the Company controlled approximately 78% of the issued and outstanding common shares of DMHI resulting in a change in control.  The transaction was accounted for as a reverse recapitalization transaction, as DMHI qualifies as a non-operating public shell company given the fact that the Company held nominal net monetary assets, consisting of only cash at the time of merger transaction.  As Touch Medical Solutions, Inc. is deemed to be the purchaser for accounting purposes under recapitalization accounting, the equity of the Company is presented as the equity of the combined company and the capital stock account of the Company is adjusted to reflect the part value of the outstanding and issued common stock of the legal acquirer (DMHI) after giving effect to the number of shares issued in the share exchange agreement. Shares retained by DMHI are reflected as an issuance as of the acquisition date for the historical amount of the net assets of the acquired entity, which in this case is zero.

2.    Summary of Significant Accounting Policies

a)     Basis of Presentation and Principles of Consolidation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. All the intercompany accounts and transactions have been eliminated. The Company’s fiscal year end is December 31.

b)     Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the useful life and valuation of long-lived assets, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

DMH INTERNATIONAL, INC.
(A Development Stage Company)

Notes to the Financial Statements

2.     Summary of Significant Accounting Policies (continued)

c)     Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As at December 31, 2012 and 2011, the Company had no cash equivalents.

d)     Property and Equipment

Property and equipment is comprised of computer equipment and is recorded at cost.  The Company amortizes the cost of equipment on a straight-line basis over their estimated useful lives of three years. The Company reviews all property and equipment for impairment annually.

e)     Revenue Recognition

Revenue will be recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is assured.  The Company is not exposed to any credit risks as amounts are prepaid prior to performance of services.

f)      Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at December 31, 2012 and 2011, the Company had no potentially dilutive shares.

g)    Financial Instruments

The Company adopted the FASB standard related to fair value measurement at inception. The standard defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. The standard applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. The standard clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The recorded values of long-term debt approximate their fair values, as interest approximates market rates. As a basis for considering such assumptions, the standard established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows.

Level 1.   Observable inputs such as quoted prices in active markets;

Level 2.   Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3.   Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company’s financial instruments are cash, accounts payable, accrued liabilities and amounts due to related parties. The recorded values of cash, accounts payable, accrued liabilities and amounts due to related parties approximate their fair values based on their short-term nature.

DMH INTERNATIONAL, INC.
(A Development Stage Company)

Notes to the Financial Statements

2.     Summary of Significant Accounting Policies (continued)

The following table presents assets that were measured and recognized at fair value as of December 31, 2012 and the year then ended on a recurring basis:

Description	Level 1	Level 2	Level 3	Total Realized Loss
	$-	$-	$-	$-
Totals	$-	$-	$-	$-

h)     Income Taxes

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

i)      Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations

3.     Related Party Transactions

(a)	During the year ended December 31, 2012 and 2011, the Company incurred management fees of $60,000 and $32,500, respectively to a company formerly controlled by the CEO of the Company.

(b)
As of December 31, 2012 and 2011, the Company owes $99,270 and $2,804 to the CEO of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand. As of December 31, 2012 and 2011, $161,472 and $101,522 included in accounts payable and accrued liabilities is owed to a company formerly controlled by the CEO of the Company.

(c)
As of December 31, 2012 and 2011, the Company owes $518,023 and $509,154, respectively to the Chairman of the Company and companies controlled by him. The amounts owing are unsecured, non-interest bearing, and due on demand. The amount owing has an imputed interest at 8%.  Imputed interest at 8% has been expensed and recorded as additional paid-in capital of $41,118 and $28,890 in 2012 and 2011, respectively.

(d)
During the year ended December 31, 2011 the Chairman of the Company repaid a $25,000 loan payable due to a non-related party.  This amount was originally borrowed by the Company during the year ended December 31, 2010.  The amount was unsecured, non-interest bearing, and due on demand.  Imputed interest at 8% has been expensed and recorded as additional paid-in capital on the borrowing prior to repayment by the Chairman of $2,000 in 2011 and $0 in 2012.  As at December 31, 2012, the amount is carried in the $518,023 due to the Chairman.

4.     Common shares

On December 11, 2012, the Company entered into a share exchange agreement (the “Agreement”) with DMH International Inc. (“DMHI”), a Nevada company.  Under the terms of the Agreement, the Company issued 100% of the issued and outstanding common shares of Touch Medical Solutions, Inc. (“TMSI”) in exchange for 125,000,000 common shares, comprised of 100,000,000 common shares from the President and Director of DMHI and 25,000,000 newly issued common shares.  In addition, the President and Director of DMHI returned and cancelled 100,000,000 common shares.  The Agreement results in management and shareholders of TMSI to hold 78% of the issued and outstanding common shares of the Company, resulting in a reverse recapitalization transaction (See Note 1). Following the above events, there were 161,000,000 shares outstanding, including:

Shares	Held By:
125,000,000	TMSI Shareholders
36,000,000	Existing DMHI Shareholders

DMH INTERNATIONAL, INC.
(A Development Stage Company)

Notes to the Financial Statements

5.     Income Taxes

The Company has $989,824 of net operating losses ($824,603 in 2011) carried forward to offset taxable income in future years which expire commencing in fiscal 2032.  The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes. As at December 31, 2012 and 2011, the Company had no uncertain tax positions.

	December 31, 2012 $	December 31, 2011 $
Net loss carry forward	(1,012,285)	(824,603)
Statutory rate	34%	34%
Computed expected tax recovery	344,177	280,365
Valuation allowance	(344,177)	(280,365)
Income tax provision	–	–

6.     Subsequent Events

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Section 1.

Evaluation of Disclosure Controls and Procedures:

As of December 31, 2012, we carried out an evaluation under the supervision and the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2012, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, because of the material weaknesses in internal control over financial reporting discussed in Management’s Report on Internal Control Over Financial Reporting below, our disclosure controls and procedures were not effective, at a reasonable assurance level, as of December 31, 2012. In light of this, we performed additional post-closing procedures and analyses in order to prepare the Consolidated Financial Statements included in this report. As a result of these procedures, we believe our Consolidated Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented. A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

Section 2.

Management’s Annual Report on Internal Control over Financial Reporting

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2012, our management concluded that its material weaknesses in its internal controls over financial reporting include matters pertaining to the need to enhance the supervision, monitoring and reviewing of financial statement preparation processes.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our Chief Executive Officer and Chief Financial Officer, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management has evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012 and concluded that it is ineffective because of the material weaknesses in our internal control over financial reporting described above.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2012, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.
We did not maintain appropriate cash controls – As of December 31, 2012, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.
We did not implement appropriate information technology controls – As at December 31, 2012, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the year ended December 31, 2012 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers and Corporate Governance

Directors and Executive Officers

Our Board of Directors elects our executive officers annually. Directors are elected to hold office until the next annual meeting. A majority vote of the directors who are in office is required to fill vacancies of our Board of Directors not caused by removal. Each director, including a Director elected to fill a vacancy, will hold office until the expiration of the term for which the Director was elected and until a successor has been elected. Our directors and executive officers are as follows:

Listed below are our executive officers and directors as of December 31, 2012

Name	Age	Position with the Company	Director Since
Rik J. Deitsch	45	Chairman, President and Chief Executive Officer	December 11, 2012 - present

Jason Barry	41	Chief Financial Officer, Secretary, Treasurer, Director	December 11, 2012 - present

Rik J. Deitsch – President and Chief Executive Officer

Mr. Deitsch founded Touch Medical Solutions in 2010 and has been the Chairman of the Board President and CEO of the Company since December 31, 2012. From November 2002 through the present, Mr. Deitsch has served as the Chief Executive Officer of Nutra Pharma Corporation, a public biotechnology company with therapies for the treatment of Multiple Sclerosis, HIV and pain. From February 1998 through November 2002, Mr. Deitsch served as the President of NDA Consulting Inc., a biotechnology research group that provided consulting services to the pharmaceutical industry. NDA Consulting specialized in the research of peptides derived from Cone Snail venom, Cobra venom and Gila Monster venom. Mr. Deitsch holds both a B.S. in Chemistry and an M.S. in Biochemistry from Florida Atlantic University and has conducted clinical and laboratory research in collaboration with scientists at Duke University Medical Center and the Cleveland Clinic. He is the author of two books: Are you Agewise: A Guide to Healthy Aging and Invisible Killers; the Truth About Environmental Genocide. Mr. Deitsch is an adjunct professor and teaches several courses for Florida Atlantic University’s College of Business and Continuing Education Department.

Jason Barry – Chief Financial Officer, Secretary, and Treasurer

M. Barry joined the Company in December 2012.  Since joining Touch Medical Solutions in August 2010, Jason Barry has helped grow TMSI from a software vision to an FDA approved medical device.  He is responsible for all aspects of development, testing, sales,  and marketing activities. Under Jasons leadership Touch Medical has released 2 major software packages for sale (TouchPACS and TouchRIS) and is poised to launch TouchEHR in 2013. From June 2008- August 2010, Jason was founder and CEO at Big Picture Project Management where he provided  services as a consultant and project manager for AT&T wireless. At AT&T Jason worked with   top technology partners like Apple, HTC, and Motorola, as well as top retail clients like Amazon, Best Buy, and Walmart. Prior to founding Big Picture, Jason was a product specialist at King & Spalding LLP (July 1997- June 2008), a top  50  law firm. At King & Spalding Jason participated in the creation of the first Intranet and extranet products  leveraging web based programs and document storage to achieve firm goals.

Corporate Governance

a. Committees

(i)    Audit Committee

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

(ii)   Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

(iii)  Nominating Committee

We do not have a Nominating Committee or similar committee performing similar functions nor a written Nominating Committee Charter. Our Board of Directors as a whole decides such matters, including those that would be performed by a standing nominating committee. We have not yet adopted a nominating committee because we have not sufficiently developed revenue-generating operations. We do not currently have any specific or minimum criteria for the election of nominees to our Board of Directors nor do we have any process or procedure for evaluating such nominees.

b. Shareholder Communications

Our Board of Directors does not have any defined policy or procedure requirements for our stockholders to send communications to our Board of Directors, including submission of recommendations for nominating directors. We have not yet adopted a process for our security holders to communicate with our Board of Directors because we have not sufficiently developed our operations and corporate governance structure. We have a number at (954) 509-0911 available on our website for our shareholders to contact us as well as a dedicated email address at investor.relations@dmhintl.com.

c. Board of Director Meetings

We had no Board of Directors meetings during our 2012 Fiscal Year. Our corporate actions that were subject to Board approval were accomplished by Board resolutions. We request that all of our Directors attend our Board of Director meetings; however, we have no formal policy regarding their attendance.

d. Annual Shareholder Meetings

We held no annual shareholder meeting during 2012.

We request that all of our Directors attend our Annual Shareholder Meetings; however, we have no formal policy regarding their attendance.

e. Code of Ethics

We have adopted a Code of Ethics (the “Code”) that applies to our directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer.  A written copy of the Code is available on written request to the Company and is filed with the SEC on October 12, 2010 as part of the Company’s S-1 that is incorporated by reference hereto as Exhibit 14.01.

Item 11.Executive Compensation

The following table summarizes compensation information for the last two fiscal years for (i) our Chief Executive Officer and (ii) the four most highly compensated executive officers other than the Chief Executive Officer who were serving as our executive officers at the end of the fiscal year (collectively, the "Named Executive Officers").

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below, for the fiscal years ended December 31, 2012 and 2011.

SUMMARY COMPENSATION TABLE

Name and principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rik Deitsch(1)	2012	—	—	—	—	—	—	—	—
Chief Executive Officer
President and Chairman of the Board

Jason Barry(2)	2012	—	—	—	—	—	—	—	—
Chief Financial Officer, Secretary, Director

Jon-Marc Garcia(3)	2012	12,000							12,000
President, CEO, CFO, Treasurer, Secretary, and Director	2011	12,000	$25,000						37,000

(1)   On December 11, 2012 Rik Deitsch agreed to act as the Company’s President, Chief Executive Officer and Chairman.

(2)   On December 11, 2012 Jason Barry agreed to act as the Company’s Chief Financial Officer, Secretary, Treasurer and Director.

(3)   On December 11, 2012 pursuant to the merger with TMSI, Jon-Marc Garcia resigned from the Company.

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the fiscal year ended December 31, 2012.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rik Deitsch	0	0	0	0	0	0	0

Jason Barry	0	0	0	0	0	0	0

Jon-Marc Garcia	12,000	0	0	0	0	0	12,000

Director Compensation

There are no standard arrangements to which directors are compensated for services provided to us. Should we obtain adequate funding or sufficient revenues to justify standard arrangements for director compensation, we will consider whether to adopt such a compensation plan.

Stock Option Grants in Last Fiscal Year

We did not grant incentive and non-qualified stock options in 2012 to any executive officer or director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables sets forth, as of December 31, 2012, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days.

Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. We are unaware of any contract or arrangement that could result in a change in control of our company.

The following table assumes based on our stock records, that there are 161,000,000 shares issued and outstanding as of April 4, 2013.

SECURITY OWNERSHIP OF MANAGEMENT AND BENEFICIAL OWNERS

Name and Address of Director or Executive Officer	Shares of Common Stock Beneficially Owned	Percent of Common Stock Outstanding
Rik J. Deitsch Chief Executive Officer/President 12502 W. Atlantic Blvd Coral Springs, Florida 33071	93,500,000	58.07%

Jason Barry Chief Financial Officer, Secretary, Treasurer, Director 12502 W. Atlantic Blvd Coral Springs, Florida 33071	31,250,000	19.41%

All executive officers and directors as a group (2) persons	124,750,000	77.48%

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

Director Independence

Our common stock is quoted on the OTCBB; that trading medium does not have director independence requirements. Under Item 407(a) of Regulation S-K, we have adopted the definition of independence used by the American Stock Exchange, which may be found in the American Stock Exchange Company guide at (s) 121(A) (2) (2007). This definition states that our Board of Directors must affirmatively determine whether any of our directors have a relationship that would interfere with the exercise of independent judgment in carrying out their responsibilities of a director. Based on this definitional standard, our Board of Directors has determined that none of our Directors are independent.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed to us for fiscal years ended December 31, 2012 and 2011 by our accountants, M&K CPAS, PLLC. were approximately $4,000 and $4,500 for professional services rendered for the audit of our annual financial statements and reviews of our interim consolidated financial statements included in quarterly reports and other services related to statutory and regulatory filings or engagements.

Tax Fees

No such fees were paid in 2011 or 2012

All Other Fees

No such fees were paid in 2011 or 2012.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

The following documents were filed as part of this report or incorporated by reference to previous filings if so indicated.

Number	Description
2.1	Share Exchange Agreement Dated December 12, 2012 by and between Touch Medical Solutions, Inc. and DMH Corporation (Incorporated by reference to the Company’s 8-K filed on December 14, 2012.)
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
14.1	Code of Ethics (1)
31.1	Certification of Rule 13a-14(a)/15(d)-14(a) Certificate of Chief Executive Officer
31.2	Certification of Rule 13a-14(a)/15(d)-14(a) Certificate of Chief Financial Officer
32.1	Section 9.06: Certification of Chief Executive Officer
32.2	Section 9.06: Certification of Chief Financial Officer

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to the Company’s Registration Statement on Form S-1 dated October 12, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DMH International, Inc.

/s/ Rik J. Deitsch
Rik J. Deitsch
Chairman, President, Chief Executive Officer

Dated: April 9, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Rik J. Deitsch	Chairman of the Board, President, Chief Executive Officer	April 9, 2013
Rik J. Deitsch

/s/ Jason Barry	Chief Financial Officer, Secretary, Treasurer, Director, Prinicpal Accounting Officer	April 9, 2013
Jason Barry