Form 10-Q
period 2013-03-31
DMH INTERNATIONAL, INC.
filed 2013-05-15
CIK 1496819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to ________

Commission file numbers 000-32141

DMH INTERNATIONAL, INC.

(Name of registrant as specified in its charter)

Nevada	27-2689205
(State or Other Jurisdiction of Organization)	(IRS Employer Identification Number)

12502 West Atlantic Blvd, Coral Springs, Florida	33071
(Address of principal executive offices)	(Zip Code)

(954) 509-0911
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☑ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

The number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of May 15, 2013 there were 212,500,000 shares of common stock.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	1

Item 1. Financial Statements	1

Condensed Consolidated Balance Sheets as of March 31, 2013 (Unaudited) and December 31, 2012	1

C Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2013 and 2012, and for the Period from March 26, 2010 (date of inception) through March 31, 2013 (Unaudited)	2

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012, and for the Period from March 26, 2010 (date of inception) through March 31, 2013 (Unaudited)	3

Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Item 4. Controls and Procedures	15

PART II. OTHER INFORMATION	15

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults Upon Senior Securities	19

Item 4. Mine Safety Disclosure	19

Item 5. Other Information	19

Item 6. Exhibits	19

DMH INTERNATIONAL, INC.
(A Development Stage Company)
Condensed Consolidated Financial Statements (Unaudited)
(Expressed in US dollars)
For the three months ended March 31, 2013

Condensed Consolidated Balance Sheets as of March 31, 2013 (Unaudited) and December 31, 2012	1

C Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2013 and 2012, and for the Period from March 26, 2010 (date of inception) through March 31, 2013 (Unaudited)	2

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012, and for the Period from March 26, 2010 (date of inception) through March 31, 2013 (Unaudited)	3

Notes to Condensed Consolidated Financial Statements (Unaudited)	4

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DMH INTERNATIONAL, INC.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	March 31, 2013 $	December 31, 2012 $
	(Unaudited)
ASSETS
Cash	114,735	64
Total Assets	114,735	64

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	172,869	164,884
Accounts payable – related party	176,522	161,522
Due to related parties, net	528,143	617,243
Total Liabilities	877,534	943,649

STOCKHOLDERS’ DEFICIT
Preferred stock	-	-
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share; Issued and outstanding: nil preferred shares
Common stock	161,000	161,000
Authorized: 250,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 161,000,000 common shares at March 31, 2013 and December 31, 2012
Common stock issuable	315,000	-
Additional paid-in capital	(73,706)	(85,532)
Deficit accumulated during development stage	(1,165,093)	(1,019,053)
Total Stockholders’ Deficit	(762,799)	(943,585)
Total Liabilities and Stockholders’ Deficit	114,735	64

(The accompanying notes are an integral part of these unaudited financial statements)

DMH INTERNATIONAL, INC.
(A Development Stage Company)
Condensed Consolidated Statement of Operations
(Unaudited)

	For the Three Months Ended March 31,		Accumulated from March 26, 2010 (Date of Inception)
	2013 $	2012 $	to March 31, 2013 $

Revenues	-	-	-
Operating Expenses

General and administrative	4,714	25	116,918
Management fees	15,000	15,000	157,500
Professional fees	114,500	-	296,264
Wages and salaries	-	-	507,117
Total Operating Expenses	134,214	15,025	1,077,799
Other Expenses
Imputed interest	11,826	10,171	87,294
Total Other Expenses	11,826	10,171	87,294
Net Loss	(146,040)	(25,196)	(1,165,093)
Net Loss per Share – Basic and Diluted	(0.00)	(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	161,000,000	25,000,000

(The accompanying notes are an integral part of these unaudited financial statements)

DMH INTERNATIONAL, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,		Accumulated from March 26, 2010 (Date of Inception) to March 31, 2013
	2013	2012
	$	$	$
Operating Activities
Net loss for the period	(146,040)	(25,196)	(1,165,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	11,826	10,171	87,294
Changes in operating assets and liabilities:
Accounts Payable – Related Party	15,000	15,025	176,522
Accounts payable and Accrued liabilities	7,985	-	172,869
Net Cash Used in Operating Activities	(111,229)	-	(728,408)
Financing Activities
Due to related parties – borrowings	-	-	633,920
Due to related parties – repayments	(89,100)	-	(130,777)
Proceeds from loan	-		25,000
Proceeds from common stocks subscribed	315,000	-	315,000
Net Cash Provided By Financing Activities	225,900	-	843,143
Increase (decrease) in Cash	114,671	-	114,735
Cash – Beginning of Period	64	-	-
Cash – End of Period	114,735	-	114,735
Non-cash financing activities:
Transfer of loan	-	25,000	25,000
Effect of reverse merger	-	-	136,000

(The accompanying notes are an integral part of these unaudited financial statements)

DMH INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.     Description of Business and Reverse Acquisition

a) Description of Business

DMH International, Inc. (the “Company”) was incorporated in the state of Florida on March 26, 2010. The Company is a development stage company as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Entities”.

b) Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the period ended March 31, 2013, the Company has a working capital deficit of $762,799 and accumulated deficit of $1,165,093. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

2.     Summary of Significant Accounting Policies

a)     Basis of Presentation and Principles of Consolidation

The unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. All the intercompany accounts and transactions have been eliminated. The Company’s fiscal year end is December 31.

DMH INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

2.   Summary of Significant Accounting Policies (continued)

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

d)    Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As at March 31, 2013 and December 31, 2012, the Company had no cash equivalents.

e)     Property and Equipment

Property and equipment is comprised of computer equipment and is recorded at cost.  The Company amortizes the cost of equipment on a straight-line basis over their estimated useful lives of three years. The Company reviews all property and equipment for impairment annually.

f)     Revenue Recognition

Revenue will be recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is assured.  The Company is not exposed to any credit risks as amounts are prepaid prior to performance of services.

g)    Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at March 31, 2013 and 2012, the Company had no potentially dilutive shares.

DMH INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

2.      Summary of Significant Accounting Policies (continued)

 h)   Financial Instruments

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

· Level 1. Observable inputs such as quoted prices in active markets;
· Level 2. Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
· Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company’s financial instruments are cash, accounts payable, accrued liabilities and amounts due to related parties. The recorded values of cash, accounts payable, accrued liabilities and amounts due to related parties approximate their fair values based on their short-term nature.

The following table presents assets that were measured and recognized at fair value as of March 31, 2013 on a recurring basis:

Description	Level 1	Level 2	Level 3	Total Realized Loss
	$-	$-	$-	$-
Totals	$-	$-	$-	$-

i)      Income Taxes

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

DMH INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

3.      Related Party Transactions

a)    As of three months ended March 31, 2013 and December 31, 2012, the Company owes $99,270 to the CEO of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand. Imputed interest at 8% has been expensed and recorded as additional paid-in capital of $1,957 and $0 for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013 and December 31, 2012, $75,000 and $60,000 included in accounts payable is the management fees owed to CEO, respectively. $101,522 included in accounts payable and accrued liabilities is owed to a company formerly controlled by the CEO of the Company at March 31, 2013 and December 31, 2012.

b)    As of March 31, 2013 and December 31, 2012, the Company owes $428,923 and $518,023, respectively to the Chairman of the Company and companies controlled by him. The amounts owing are unsecured, non-interest bearing, and due on demand. The amount owing has an imputed interest at 8%.  Imputed interest at 8% has been expensed and recorded as additional paid-in capital of $9,869 and $10,171 for the three months ended March 31, 2013 and 2012, respectively.

4.      Common shares

Common stocks issued for reverse merger

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

Common stocks issuable

On May 1, 2013, the Company issued 31,500,000 shares of the Company’s common stock to a subscriber at a price per share of $0.01 for total proceeds of $315,000 which was received during January and March 2013. The Company recorded the $315,000 as common stocks issuable at March 31, 2013 (See note 5).

5.      Subsequent Events

During April 2013, the Company issued a total of 20,000,000 shares of the Company’s restricted common stock to two consultants for investor relations and marketing services.

On May 1, 2013, the Company issued 31,500,000 shares of the Company’s common stock to a subscriber at a price per share of $0.01 for total proceeds of $315,000 which was received during January and March 2013 (See note 4).

DMH INTERNATIONAL, INC.

DMH International, Inc. is referred to hereinafter as “we”, “us” or “our”

Forward Looking Statements

This Quarterly Report on Form 10-Q for the period ending March 31, 2013, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they never materialize or prove incorrect, could cause our results of to differ materially from those expressed or implied by such forward-looking statements. The words or phrases "would be," "will allow, "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." We are subject to risks detailed in Item 1(a).  All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including: (a) any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; and (b) any statements of the plans, strategies and objectives of management for future operations; and (c) any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The Company was incorporated in the state of Florida on March 26, 2010.  In anticipation of a business combination, in December 2012, we entered into the merger agreement with Touch Medical Solutions, Inc., whereby we assumed TMSI’s business operations. We are currently in the business of developing and bringing to market a suite of medical software products.  Our principal executive offices are located at 12502 West Atlantic Blvd., Coral Springs, Florida.

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

In January 2013, we signed an exclusive agreement with MyDICOM, LLC and ChangZhou Wealth Information & Technology Co. Ltd to provide product development, deployment and support. The agreement allows us to continually improve our product offerings while managing our expenses. The engineers and employees of MyDICOM and ChangZhou Wealth Information & Technology Co. Ltd will function as a de facto arm of the company in supplying the contractual support.

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

Our goal is to bring a fully integrated PACS/RIS/EMR package to market within a realistic timeframe in order to meet FDA and the American Recovery and Reinvestment Act of 2009 (“ARRA”) standards, starting with an innovative EMR framework as a basis for future product expansions.   The stated project goal is to begin marketing a combined PACS/RIS/EMR solution by October 2013 under our brand (during qualification and certification, aka “pre-market”, expected by July, 2013).  With a CCHIT qualified EMR fully integrated with TouchPACS, we will be qualified for ARRA reimbursement.

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

PACS

In the 1st quarter of 2013, we began to market our Enterprise PACS system (TouchPACS) at a competitive price point.  The focus of TouchPACS is to keep hardware and subscription costs affordable, making it an option for any size or type of clinical practice.  In addition to a traditional PACS system on-site, TouchPACS will also offer offsite content storage, automated backup solutions, and remote software access via a web based portal product. These traditionally have been separate offerings and have represented a significant integration challenge for the small to mid-sized medical practice.   We plan that TouchPACS will also provide the ability to link multiple offices, providing practices the ability to have a single system supporting all sites in which they practice.

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

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) applied on a consistent basis.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our consolidated financial statements.  In general, management’s estimates are based on historical experience, information from third party professionals, and various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management under different and/or future circumstances.

We believe that our critical accounting policies and estimates include our ability to continue as a going concern, revenue recognition, accounts receivable and allowance for doubtful accounts, inventory obsolescence, accounting for long-lived assets and accounting for stock based compensation.

Ability to Continue as a Going Concern:  Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity, and attain profitable operations.  In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate.

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

Derivative Financial Instrument: We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. Management evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based simple derivative financial instruments, we use the Black-Scholes option pricing model to value the derivative instruments at inception and subsequent valuation dates. For complex embedded derivatives, we use a Dilution-Adjusted Black-Scholes method to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

Results of Operations – Comparison of Three Months Periods Ended March 31, 2013 and March 31, 2012

Working Capital

	March 31, 2013 $	December 31, 2012 $
Current Assets	114,735	64
Current Liabilities	877,534	943,649
Working Capital (Deficit)	(762,799)	(943,585)

Cash Flows

	Three Months ended March 31, 2013 $	Three Months ended March 31, 2012 $
Cash Flows from (used in) Operating Activities	(111,229)	-
Cash Flows from (used in) Financing Activities	225,900	-
Net Increase (decrease) in Cash During Period	114,671	-

Operating Revenues

Operating revenues since the Company’s inception has been $nil.

Operating Expenses and Net Loss

During the three months ended March 31, 2013, the Company incurred operating expenses of $134,214 compared with $15,025 during the three months ended March 31, 2012.  The increase in operating expenses was attributed to an increase in professional fees of $114,500 and a general increase of $4,689 in general and administrative expenses.

For the three months ended March 31, 2013, the Company recorded a net loss of $146,040 compared with $25,196 for the three months ended March 31, 2012.  In addition to operating expenses, the Company incurred $11,826 of imputed interest during the three months ended March 31, 2013, compared with $10,171 during the three months ended March 31, 2012 relating to imputed interest at 8% per annum on related party loans.

Liquidity and Capital Resources

As at March 31, 2013, the Company’s cash and total asset balance was $114,735 compared to $64 as at December 31, 2012.

As at March 31, 2013, the Company had total liabilities of $877,534 compared with total liabilities of $943,649 at December 31, 2012.  The decrease in liabilities is attributed to the net decrease in related party loans due to repayments made as a result of proceeds received in advance from a private placement on May 1, 2013.

As at March 31, 2013, the Company had a working capital deficit of $762,799 compared with a working capital deficit of $943,585 as at December 31, 2012.  The decrease in the working capital deficit is attributed to lower related party loans due to funds received in advance from a private placement on May 1, 2013.

Going Concern

Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity, and attain profitable operations.  In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate.

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

•	Software industry related litigation is substantial and may continue to rise, leading to greater costs and unpredictable litigation.

•	If we fail to comply with extensive legal/regulatory requirements affecting the medical software industry, we will face increased costs, and possibly penalties and business losses.

Off-Balance Sheet Arrangements

We have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under whom we have:

☐	An obligation under a guarantee contract.

☐	A retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets.

☐	Any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument.

☐
Any obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by us and material to us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with us.

We do not have any off-balance sheet arrangements or commitments (other than the potential effect of certain legal contingencies) that have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2013, we carried out an evaluation under the supervision and the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2013, as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”).  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, because of the material weaknesses in internal control over financial reporting discussed in Section 9A of our annual report on Form 10-K, our disclosure controls and procedures were not effective, at a reasonable assurance level, as of March 31, 2013. In light of this, we performed additional post-closing procedures and analyses in order to prepare the Condensed Consolidated Financial Statements included in this report. As a result of these procedures, we believe our Condensed Consolidated Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.  A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer, who also acted as our Principal Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the first quarter we continued the enhancement of our internal controls. Otherwise, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2013 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

We incurred net losses of $146,040 and $25,196 for the three months ended March 31, 2013 and 2012, respectively. We anticipate that these losses will continue for the foreseeable future. Our continued existence is dependent upon our achieving sufficient sales levels of our products and obtaining adequate financing. Unless we can begin to generate material revenue, we may not be able to remain in business. We cannot assure you that we will raise enough money or generate sufficient sales to meet our future working capital needs.

We have no revenue producing history and expect losses to continue for the foreseeable future.

We have yet to establish any history of profitable operations. We incurred net losses of $146,040 and $25,196 for the three months ended March 31, 2013 and 2012, respectively. Our potential profitability will require the successful commercialization of our medical software products.

We will require additional financing to sustain our operations and without it will be unable to continue operations.

At March 31, 2013 we had a working capital deficit of $762,799. We have a negative cash flow from operations of approximately $111,229 and $0 for the three months ended March 31, 2013 and 2012, respectively. We have insufficient financial resources to fund our operations.

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

As of March 31, 2013, we had 161,000,000 outstanding shares that were subject to the limitations of Rule 144 under the Securities Act of 1933. In general, Rule 144 provides that any our non-affiliates, who have held restricted common stock for at least six-months, are entitled to sell their restricted stock freely, provided that we stay current in our SEC filings. After one year, a non-affiliate may sell without any restrictions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the Acquisition, the previous shareholders of TMSI received 25,000,000 shares of Company’s common stock.  The 25,000,000 shares of our common stock which were issued to the shareholders as of the effective date of the Acquisition, were not registered under the Securities Act of 1933, as amended, but were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and/or Regulation D promulgated under the section, which exempts transactions by an issuer not involving any public offering.

During April 2013, the Company issued a total of 20,000,000 shares of the Company’s restricted common stock to two consultants for investor relations and marketing services.

On May 1, 2013, the Company issued 31,500,000 shares of the Company’s common stock to a subscriber at a price per share of $0.01 for total proceeds of $315,000 which was received as during January and March 2013.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Title
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DMH INTERNATIONAL, INC. Registrant

Dated: May 15, 2013	/s/ Rik J. Deitsch
Rik J. Deitsch
Chief Executive Officer

Dated: May 15, 2013	/s/ Jason Barry
Jason Barry
Chief Financial Officer