Form 10-Q
period 2013-06-30
DMH INTERNATIONAL, INC.
filed 2013-09-10
CIK 1496819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2013

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

Yes ☐ No ☑

The number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of August 22, 2013 there were 212,500,000 shares of common stock.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	1

Item 1. Financial Statements	1

Condensed Consolidated Balance Sheets as of June 30, 2013 (Unaudited) and December 31, 2012	1

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2013 and 2012, and for the Period from March 26, 2010 (date of inception) through June 30, 2013 (Unaudited)	2

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012, and for the Period from March 26, 2010 (date of inception) through June 30, 2013 (Unaudited)	3

Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	16

Item 4. Controls and Procedures	17

PART II. OTHER INFORMATION	17

Item 1. Legal Proceedings	17

Item 1A. Risk Factors	17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3. Defaults Upon Senior Securities	18

Item 4. Mine Safety Disclosure	18

Item 5. Other Information	18

Item 6. Exhibits	18

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DMH INTERNATIONAL, INC.

(A Development Stage Company)

Condensed Consolidated Financial Statements (Unaudited)

(Expressed in US dollars)

For the six months ended June 30, 2013

Condensed Consolidated Balance Sheets as of June 30, 2013 (Unaudited) and December 31, 2012	1

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2013 and 2012, and for the Period from March 26, 2010 (date of inception) through June 30, 2013 (Unaudited)	2

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012, and for the Period from March 26, 2010 (date of inception) through June 30, 2013 (Unaudited)	3

Notes to Condensed Consolidated Financial Statements (Unaudited)	4

DMH INTERNATIONAL, INC.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	$	$
	(Unaudited)
ASSETS

Cash	3,408	64
Total Assets	3,408	64

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	176,493	164,884
Accounts payable – related party	191,522	161,522
Due to related parties	497,489	617,243
Total Liabilities	865,504	943,649

STOCKHOLDERS’ DEFICIT
Preferred stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share; Issued and outstanding: nil preferred shares	-	-
Common stock	212,500	161,000
Authorized: 250,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 212,500,000 and 161,000,000 common shares at June 30, 2013 and December 31, 2012, respectively.
Common stock issuable	6,500	-
Additional paid-in capital	464,354	(85,532)
Deficit accumulated during development stage	(1,545,450)	(1,019,053)
Total Stockholders’ Deficit	(862,096)	(943,585)
Total Liabilities and Stockholders’ Deficit	3,408	64

(The accompanying notes are an integral part of these unaudited financial statements)

DMH INTERNATIONAL, INC.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Accumulated from March 26, 2010 (Date of Inception)
	2013	2012	2013	2012	to June 30, 2013
	$	$	$	$	$
Revenues	-	-	-	-	-
Operating Expenses
General and administrative	9,327	25	14,041	50	126,245
Management fees	15,000	15,000	30,000	30,000	172,500
Professional fees	339,470	-	453,970	-	635,734
Wages and salaries	-	-	-	-	507,117
Total Operating Expenses	363,797	15,025	498,011	30,050	1,441,596
Other Expenses
Imputed interest	16,560	10,171	28,386	20,342	103,854
Total Other Expenses	16,560	10,171	28,386	20,342	103,854
Net Loss	(380,357)	(25,196)	(526,397)	(50,392)	(1,545,450)
Net Loss per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	190,472,527	25,000,000	175,817,680	25,000,000

(The accompanying notes are an integral part of these unaudited financial statements)

DMH INTERNATIONAL, INC.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,		Accumulated from March 26, 2010 (Date of Inception) to June 30, 2013
	2013	2012
	$	$	$
Operating Activities
Net loss for the period	(526,397)	(50,392)	(1,545,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	28,386	20,342	103,854
Stocks issued for services	264,500	-	264,500
Changes in operating assets and liabilities:
Accounts Payable – Related Party	30,000	30,050	191,522
Accounts payable and Accrued liabilities	11,609	(101,472)	176,493
Net Cash Used in Operating Activities	(191,902)	(101,472)	(809,081)
Financing Activities
Due to related parties – borrowings	2,250	-	636,170
Due to related parties – repayments	(122,004)	101,472	(163,681)
Proceeds from loan	-	-	25,000
Proceeds from common stocks subscribed	315,000	-	315,000
Net Cash Provided By Financing Activities	195,246	101,472	812,489
Increase (decrease) in Cash	3,344	-	3,408
Cash – Beginning of Period	64	-	-
Cash – End of Period	3,408	-	3,408
Non-cash financing activities:
Transfer of loan	-	25,000	25,000
Effect of reverse merger	-	-	136,000

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

b) Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the period ended June 30, 2013, the Company has a working capital deficit of $862,096 and accumulated deficit of $1,545,450. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at June 30, 2013 and December 31, 2012, the Company had no cash equivalents.

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

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at June 30, 2013 and 2012, the Company had no potentially dilutive shares.

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

● Level 1. Observable inputs such as quoted prices in active markets;

● Level 2. Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

● Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company’s financial instruments are cash, accounts payable, accrued liabilities and amounts due to related parties. The recorded values of cash, accounts payable, accrued liabilities and amounts due to related parties approximate their fair values based on their short-term nature.

The following table presents assets and liabilities that were measured and recognized at fair value as of June 30, 2013 and December 31, 2012 on a recurring basis:

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

a)

As of June 30, 2013 and December 31, 2012, the Company owes $97,216 and $99,270, respectively, to the CEO of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand. Imputed interest at 8% has been expensed and recorded as additional paid-in capital of $3,905 and $0 for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013 and December 31, 2012, $90,000 and $60,000 included in accounts payable is the management fees owed to CEO, respectively. $101,522 included in accounts payable and accrued liabilities is owed to a company formerly controlled by the CEO of the Company at June 30, 2013 and December 31, 2012.

b)

As of June 30, 2013 and December 31, 2012, the Company owes $400,273 and $518,023, respectively to the Chairman of the Company and companies controlled by him. The amounts owing are unsecured, non-interest bearing, and due on demand. The amount owing has an imputed interest at 8%. Imputed interest at 8% has been expensed and recorded as additional paid-in capital of $17,791 and $20,342 for the six months ended June 30, 2013 and 2012, respectively.

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

Common stocks issued in a private placement

On May 1, 2013, the Company issued 31,500,000 shares of the Company’s common stock to a subscriber at a price per share of $0.01 for total proceeds of $315,000 which was received during January and March 2013.

Common stocks issued for services

During April, 2013, the Company issued 15,000,000 shares of the Company’s restricted common stock to a consultant for marketing services for six months. The shares were valued at $0.0129 per share, the closing price of the stock on the date of grant. The Company recorded an equity compensation charge of $193,500 during the six months ended June 30, 2013.

During April, 2013, the Company issued 5,000,000 shares of the Company’s restricted common stock to a consultant for investor relations services for a year. The shares were valued at $0.0129 per share, the closing price of the stock on the date of grant. The Company recorded an equity compensation charge of $64,500 during the six months ended June 30, 2013.

During June, 2013, the Company issued 1, 000,000 shares of the Company’s restricted common stock to a consultant for investor relations services for six months. The shares were valued at $0.0065 per share, the closing price of the stock on the date of grant. The Company recorded an equity compensation charge of $6,500 during the six months ended June 30, 2013. These shares were accrued in common stock issuable at June 30, 2013 as the shares were not issued yet.

DMH INTERNATIONAL, INC.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

5.    Subsequent Events

We have evaluated subsequent events through the date of issuance of the unaudited financial statements, and did not have any material recognizable subsequent events.

DMH INTERNATIONAL, INC.

DMH International, Inc. is referred to hereinafter as “we”, “us” or “our”

Forward Looking Statements

This Quarterly Report on Form 10-Q for the period ending June 30, 2013, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they never materialize or prove incorrect, could cause our results of to differ materially from those expressed or implied by such forward-looking statements. The words or phrases "would be," "will allow, "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." We are subject to risks detailed in Item 1(a).  All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including: (a) any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; and (b) any statements of the plans, strategies and objectives of management for future operations; and (c) any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

In January 2013, we signed an exclusive agreement with MyDICOM, LLC and ChangZhou Wealth Information & Technology Co. Ltd to provide product development, deployment and support. The agreement allows us to continually improve our product offerings while managing our expenses. The engineers and employees of MyDICOM and ChangZhou Wealth Information & Technology Co. Ltd will function as a de facto arm of the company in supplying the contractual support. In May of 2013, we terminated the agreement with MyDICOM.

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

Our goal is to bring a fully integrated PACS/RIS/EMR package to market within a realistic timeframe in order to meet FDA and the American Recovery and Reinvestment Act of 2009 (“ARRA”) standards, starting with an innovative EMR framework as a basis for future product expansions.   The stated project goal is to begin marketing a combined PACS/RIS/EMR solution by the end of 2013 under our brand (during qualification and certification, aka “pre-market”, expected by October, 2013).  With a CCHIT qualified EMR fully integrated with TouchPACS, we will be qualified for ARRA reimbursement.

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

Results of Operations

Comparison of Three Months Periods Ended June 30, 2013 and June 30, 2012

Operating Revenues

Operating revenues since the Company’s inception has been $nil.

Operating Expenses and Net Loss

During the three months ended June 30, 2013, the Company incurred operating expenses of $363,797 compared with $15,025 during the three months ended June 30, 2012.  The increase in operating expenses was attributed to an increase in professional fees of $339,470 and a general increase of $9,302 in general and administrative expenses.

For the three months ended June 30, 2013, the Company recorded a net loss of $380,357 compared with $25,196 for the three months ended June 30, 2012.  In addition to operating expenses, the Company incurred $16,560 of imputed interest during the three months ended June 30, 2013, compared with $10,171 during the three months ended June 30, 2012 relating to imputed interest at 8% per annum on related party loans.

Comparison of Six Months Periods Ended June 30, 2013 and June 30, 2012

Working Capital

	June 30, 2013 $	December 31, 2012 $
Current Assets	3,408	64
Current Liabilities	865,504	943,649
Working Capital (Deficit)	(862,096)	(943,585)

Cash Flows

	Six Months ended June 30, 2013 $	Six Months ended June 30, 2012 $
Cash Flows from (used in) Operating Activities	(191,902)	(101,472)
Cash Flows from (used in) Financing Activities	195,246	101,472
Net Increase (decrease) in Cash During Period	3,344	-

Operating Revenues

Operating revenues since the Company’s inception has been $nil.

Operating Expenses and Net Loss

During the six months ended June 30, 2013, the Company incurred operating expenses of $498,011 compared with $30,050 during the six months ended June 30, 2012.  The increase in operating expenses was attributed to an increase in professional fees of $453,970 and a general increase of $13,991 in general and administrative expenses.

For the six months ended June 30, 2013, the Company recorded a net loss of $526,397 compared with $50,392 for the six months ended June 30, 2012.  In addition to operating expenses, the Company incurred $28,386 of imputed interest during the six months ended June 30, 2013, compared with $20,342 during the six months ended June 30, 2012 relating to imputed interest at 8% per annum on related party loans.

Liquidity and Capital Resources

As at June 30, 2013, the Company’s cash and total asset balance was $3,408 compared to $64 as at December 31, 2012.

As at June 30, 2013, the Company had total liabilities of $865,504 compared with total liabilities of $943,649 at December 31, 2012.  The decrease in liabilities is attributed to the net decrease in related party loans due to repayments made as a result of proceeds received in advance from a private placement on May 1, 2013.

As at June 30, 2013, the Company had a working capital deficit of $862,096 compared with a working capital deficit of $943,585 as at December 31, 2012.  The decrease in the working capital deficit is attributed to lower related party loans due to funds received in advance from a private placement on May 1, 2013.

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

Uncertainties and Trends

Our operations and possible revenues are dependent now and in the future upon the following factors:

●	Whether we successfully develop and commercialize products from our research and development activities.

●	If we fail to compete effectively in the intensely competitive medical software area, our operations and market position will be negatively impacted.

●	If we fail to successfully execute our planned partnering and out-licensing of products or technologies, our future performance will be adversely affected.

●

The recent economic downturn and related credit and financial market crisis may adversely affect our ability to obtain financing, conduct our operations and realize opportunities to successfully bring our technologies to market.

●	Software industry related litigation is substantial and may continue to rise, leading to greater costs and unpredictable litigation.

●	If we fail to comply with extensive legal/regulatory requirements affecting the medical software industry, we will face increased costs, and possibly penalties and business losses.

Off-Balance Sheet Arrangements

We have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under whom we have:

☐	An obligation under a guarantee contract.

☐	A retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets.

☐	Any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2013, we carried out an evaluation under the supervision and the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2013, as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”).  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, because of the material weaknesses in internal control over financial reporting discussed in Section 9A of our annual report on Form 10-K, our disclosure controls and procedures were not effective, at a reasonable assurance level, as of June 30, 2013. In light of this, we performed additional post-closing procedures and analyses in order to prepare the Condensed Consolidated Financial Statements included in this report. As a result of these procedures, we believe our Condensed Consolidated Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.  A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

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

Changes in Internal Control over Financial Reporting

During the second quarter we continued the enhancement of our internal controls. Otherwise, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2013 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

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

On June 3, 2013, the Company accrued 1,000,000 shares of the Company’s restricted common stock to a consultant for investor relations and marketing services.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosure

Note applicable.

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

DMH INTERNATIONAL, INC. Registrant

Dated: September 10, 2013	/s/ Rik J. Deitsch
Rik J. Deitsch
Chief Executive Officer

Dated: September 10, 2013	/s/ Jason Barry
Jason Barry
Chief Financial Officer