Form 10-Q
period 2013-09-30
DMH INTERNATIONAL, INC.
filed 2013-11-21
CIK 1496819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2013

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

Yes ☐ No ☑

The number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of November 15, 2013 there were 268,000,000 shares of common stock.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	1

Item 1. Financial Statements	1

Condensed Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012	1

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2013 and 2012, and for the Period from March 26, 2010 (date of inception) through September 30, 2013 (Unaudited)	2

Condensed Consolidated Statements of Cash Flows for the Three and Nine Months Ended September 30, 2013 and 2012, and for the Period from March 26, 2010 (date of inception) through September 30, 2013 (Unaudited)	3

Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	16

Item 4. Controls and Procedures	16

PART II. OTHER INFORMATION	17

Item 1. Legal Proceedings	17

Item 1A. Risk Factors	17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3. Defaults Upon Senior Securities	18

Item 4. Mine Safety Disclosure	18

Item 5. Other Information	18

Item 6. Exhibits	18

Part I. Financial information

Item 1. Finaancial Statements.

DMH INTERNATIONAL, INC.

(A Development Stage Company)

Condensed Consolidated Financial Statements (Unaudited)

(Expressed in US dollars)

For the nine months ended September 30, 2013

Condensed Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012	1

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2013 and 2012, and for the Period from March 26, 2010 (date of inception) through September 30, 2013 (Unaudited)	2

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012, and for the Period from March 26, 2010 (date of inception) through September 30, 2013 (Unaudited)	3

Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Part I. Financial information

Item 1. Finaancial Statements.

DMH INTERNATIONAL, INC.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	$	$
	(Unaudited)
ASSETS

Cash	3,408	64
Total Assets	3,408	64

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	200,853	164,884
Accounts payable – related party	198,522	161,522
Due to related parties	528,339	617,243
Total Liabilities	927,714	943,649

STOCKHOLDERS’ DEFICIT
Preferred stock Authorized: 10,000,000 preferred shares with a par value of $0.001 per share; Issued and outstanding: nil preferred shares	-	-
Common stock Authorized: 250,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 212,500,000 and 161,000,000 common shares at September 30, 2013 and December 31, 2012, respectively.	212,500	161,000

Common stock issuable	114,600	-
Additional paid-in capital	478,463	(85,532)
Deficit accumulated during development stage	(1,729,869)	(1,019,053)
Total Stockholders’ Deficit	(924,306)	(943,585)
Total Liabilities and Stockholders’ Deficit	3,408	64

(The accompanying notes are an integral part of these unaudited financial statements)

DMH INTERNATIONAL, INC.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended		Accumulated from March 26, 2010
	September 30,		September 30,		(Date of Inception)
	2013	2012	2013	2012	to September 30, 2013
	$	$	$	$	$

Revenues	-	-	-	-	-

Operating Expenses

General and administrative	5,660	731	19,701	781	131,905
Management fees	15,000	15,000	45,000	45,000	187,500
Professional fees	149,650	-	603,620	-	785,384
Wages and salaries	-	-	-	-	507,117

Total Operating Expenses	170,310	15,731	668,321	45,781	1,611,906

Other Expenses
Imputed interest	14,109	10,451	42,495	30,793	117,963

Total Other Expenses	14,109	10,451	42,495	30,793	117,963

Net Loss	(184,419)	(26,182)	(710,816)	(76,574)	(1,729,869)

Net Loss per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares Outstanding – Basic and Diluted	212,500,000	25,000,000	188,179,487	25,000,000

(The accompanying notes are an integral part of these unaudited financial statements)

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30, 2013		Accumulated from March 26, 2010 (Date of Inception) to September 30, 2013
	2013	2012
	$	$	$
Operating Activities
Net loss for the period	(710,816)	(76,574)	(1,729,869)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	42,495	30,793	117,963
Stocks issued for services	372,600	-	372,600
Changes in operating assets and liabilities:
Accounts Payable – Related Party	45,000	45,050	206,522
Accounts payable and Accrued liabilities	35,969	(100,732)	200,853
Net Cash Used in Operating Activities	(214,752)	(101,463)	(831,931)
Financing Activities
Due to related parties – borrowings	25,100	-	659,020
Due to related parties – repayments	(122,004)	101,472	(163,681)
Proceeds from loan		-	25,000
Proceeds from common stocks subscribed	315,000	-	315,000
Net Cash Provided By Financing Activities	218,096	101,472	835,339
Increase in Cash	3,344	9	3,408
Cash – Beginning of Period	64	-	-
Cash – End of Period	3,408	9	3,408
Non-cash financing activities:
Transfer of loan	-	25,000	25,000
Effect of reverse merger	-	-	136,000

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

b) Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the period ended September 30, 2013, the Company has a working capital deficit of $924,306 and accumulated deficit of $1,729,869. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at September 30, 2013 and December 31, 2012, the Company had no cash equivalents.

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

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at September 30, 2013 and 2012, the Company had no potentially dilutive shares.

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

The following table presents assets and liabilities that were measured and recognized at fair value as of September 30, 2013 and December 31, 2012 on a recurring basis:

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

DMH INTERNATIONAL, INC.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

3.     Related Party Transactions

a)

As of September 30, 2013 and December 31, 2012, the Company owes $97,216 and $99,270, respectively, to the CFO of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand. Imputed interest at 8% has been expensed and recorded as additional paid-in capital of $5,859 and $141 for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013 and December 31, 2012, $97,000 and $60,000 included in accounts payable is the management fees owed to CFO, respectively. $101,522 included in accounts payable and accrued liabilities is owed to a company formerly controlled by the CFO of the Company at September 30, 2013 and December 31, 2012. These amounts owing are unsecured, non-interest bearing, and due on demand. Imputed interest at 8% has been expensed and recorded as additional paid-in capital of $10,443 and $5,094 for the nine months ended September 30, 2013 and 2012, respectively.

b)

As of September 30, 2013 and December 31, 2012, the Company owes $431,123 and $518,023, respectively to the CEO and companies controlled by him. The amounts owing are unsecured, non-interest bearing, and due on demand. The amount owing has an imputed interest at 8%. Imputed interest at 8% has been expensed and recorded as additional paid-in capital of $26,193 and $25,558 for the nine months ended September 30, 2013 and 2012, respectively.

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

Common stocks issued for services

During April, 2013, the Company issued 15,000,000 shares of the Company’s restricted common stock to a consultant for marketing services for nine months. The shares were valued at $0.0129 per share, the closing price of the stock on the date of grant. The Company recorded an equity compensation charge of $193,500 during the nine months ended September 30, 2013.

During April, 2013, the Company issued 5,000,000 shares of the Company’s restricted common stock to a consultant for investor relations services for a year. The shares were valued at $0.0129 per share, the closing price of the stock on the date of grant. The Company recorded an equity compensation charge of $64,500 during the nine months ended September 30, 2013.

DMH INTERNATIONAL, INC.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

4.     Common shares (Continued)

During June, 2013, the Company issued 1,000,000 shares of the Company’s restricted common stock to a consultant for investor relations services for nine months. The shares were valued at $0.0065 per share, the closing price of the stock on the date of grant. The Company recorded an equity compensation charge of $6,500 during the nine months ended September 30, 2013. These shares were accrued in common stock issuable at September 30, 2013 as the shares were not issued yet.

During July, 2013, the Company granted a total of 23,000,000 shares of the Company’s restricted common stock to four consultants for investor relations and consulting services for a term from six months to one year. The shares were valued at $0.0047 per share, the closing price of the stock on the date of grant. The Company recorded an equity compensation charge of $108,100 during the nine months ended September 30, 2013. These shares were accrued in common stock issuable at September 30, 2013 as the shares were not issued yet.

5.     Subsequent Events

During October, 2013, the total of 24,000,000 shares of the Company’s restricted common stock previously granted to consultants was issued.

During October, 2013, the Company issued a total of 19,000,000 shares of the Company’s restricted common stock to officers and employees for services. The shares were valued at $0.0091 per share, the closing price of the stock on the date of grant.

During October, 2013, the Company issued a total of 4,500,000 shares of the Company’s restricted common stock to three consultants for the consulting services that have been rendered. The shares were valued at $0.0091 per share, the closing price of the stock on the date of grant.

During November, 2013, the Company issued 8,000,000 shares of the Company’s common stock to two subscribers at a price per share of $0.005 for total proceeds of $40,000.

Financials and Footnotes

DMH INTERNATIONAL, INC.

DMH International, Inc. is referred to hereinafter as “we”, “us” or “our”

Forward Looking Statements

This Quarterly Report on Form 10-Q for the period ending September 30, 2013, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they never materialize or prove incorrect, could cause our results of to differ materially from those expressed or implied by such forward-looking statements. The words or phrases "would be," "will allow, "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." We are subject to risks detailed in Item 1(a).  All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including: (a) any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; and (b) any statements of the plans, strategies and objectives of management for future operations; and (c) any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

In October 2013 we announced a definitive Letter of Intent to merge with the Virtual Physician's Network (VPN), a mobile healthcare business applications company offering the first fully integrated virtual event and professional networking platform combined with proprietary practice building tools for surgeons, healthcare professionals and medical vendors. Virtual Physician's Network provides this through the Virtual Physician's Network mobile app available in the App store (Apple devices), Google Play (Droid devices) and on their web based application. The merger is expected to be completed by the end of the current year.

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

Results of Operations

Comparison of Three Months Periods Ended September 30, 2013 and September 30, 2012

Operating Revenues

Operating revenues since the Company’s inception has been $nil.

Operating Expenses and Net Loss

During the three months ended September 30, 2013, the Company incurred operating expenses of $170,310 compared with $15,731 during the three months ended September 30, 2012.  The increase in operating expenses was attributed to an increase in professional fees of $149,650 and a general increase of $4,929 in general and administrative expenses.

For the three months ended September 30, 2013, the Company recorded a net loss of $184,419 compared with $26,182 for the three months ended September 30, 2012.  In addition to operating expenses, the Company incurred $14,109 of imputed interest during the three months ended September 30, 2013, compared with $10,451 during the three months ended September 30, 2012 relating to imputed interest at 8% per annum on related party loans.

Comparison of Nine Months Periods Ended September 30, 2013 and September 30, 2012

Working Capital

	September 30, 2013 $	December 31, 2012 $
Current Assets	3,408	64
Current Liabilities	927,714	943,649
Working Capital (Deficit)	(924,306)	(943,585)

Cash Flows

	Nine Months ended September 30, 2013 $	Nine Months ended September 30, 2012 $
Cash Flows from (used in) Operating Activities	(214,752)	(101,463)
Cash Flows from (used in) Financing Activities	218,096	101,472
Net Increase (decrease) in Cash During Period	3,344	9

Operating Revenues

Operating revenues since the Company’s inception has been $nil.

Operating Expenses and Net Loss

During the nine months ended September 30, 2013, the Company incurred operating expenses of $668,321 compared with $45,781 during the nine months ended September 30, 2012.  The increase in operating expenses was attributed to an increase in professional fees of $603,620 and a general increase of $18,920 in general and administrative expenses.

For the nine months ended September 30, 2013, the Company recorded a net loss of $710,816 compared with $76,574 for the nine months ended September 30, 2012.  In addition to operating expenses, the Company incurred $42,495 of imputed interest during the nine months ended September 30, 2013, compared with $30,793 during the nine months ended September 30, 2012 relating to imputed interest at 8% per annum on related party loans.

Liquidity and Capital Resources

As at September 30, 2013, the Company’s cash and total asset balance was $3,408 compared to $64 as at December 31, 2012.

As of September 30, 2013, the Company had total liabilities of $927,714 compared with total liabilities of $943,649 at December 31, 2012.  The decrease in liabilities is attributed to the net decrease in related party loans due to repayments made as a result of proceeds received in advance from a private placement on May 1, 2013.

As of September 30, 2013, the Company had a working capital deficit of $924,306 compared with a working capital deficit of $943,585 as of December 31, 2012.  The decrease in the working capital deficit is attributed to lower related party loans due to funds received in advance from a private placement on May 1, 2013.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2013, we carried out an evaluation under the supervision and the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2013, as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”).  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, because of the material weaknesses in internal control over financial reporting discussed in Section 9A of our annual report on Form 10-K, our disclosure controls and procedures were not effective, at a reasonable assurance level, as of September 30, 2013. In light of this, we performed additional post-closing procedures and analyses in order to prepare the Condensed Consolidated Financial Statements included in this report. As a result of these procedures, we believe our Condensed Consolidated Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.  A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

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

Changes in Internal Control over Financial Reporting

During the third quarter we continued the enhancement of our internal controls. Otherwise, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2013 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During June and July, 2013, the Company granted a total of 24,000,000 shares of the Company’s restricted common stock to four consultants for investor relations and consulting services for a term from six months to one year. These shares were issued in October 2013.

During October, 2013, the Company issued a total of 19,000,000 shares of the Company’s restricted common stock to officers and employees for services. The shares were valued at $0.0091 per share, the closing price of the stock on the date of grant.

During October, 2013, the Company issued a total of 4,500,000 shares of the Company’s restricted common stock to three consultants for the consulting services that have been rendered. The shares were valued at $0.0091 per share, the closing price of the stock on the date of grant.

During November, 2013, the Company issued 8,000,000 shares of the Company’s common stock to two subscribers at a price per share of $0.005 for total proceeds of $40,000.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosure

Note applicable.

Item 5. Other Information

None.

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

DMH INTERNATIONAL, INC.
Registrant

Dated: November 21, 2013	/s/ Rik J. Deitsch
Rik J. Deitsch
Chief Executive Officer

Dated: November 21, 2013	/s/ Jason Barry
Jason Barry
Chief Financial Officer