Form 10-K
period 2013-12-31
DMH INTERNATIONAL, INC.
filed 2014-04-11
CIK 1496819

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the registrant’s most recently completed second quarter: $572,500.

As of April 11, 2014 there were 290,000,000 shares of common stock.  As of April 11, 2014, based upon records obtained from our transfer agent, there were 17 holders of record of our common stock. Our transfer agent records does not account for other holders of our common stock that are held in street name or by broker dealers as custodian for individual holders of our stock.

DMH International and its wholly owned subsidiary, Touch Medical Solutions, Inc. (“TMSI”) are referred to herein as “we”, “our” or “us” ( TMSI is also individually referred to herein).

Forward Looking Statements

This Annual Report on Form 10-K for the period ending December 31, 2013 contains forward-looking statements that involve risks and uncertainties, most significantly, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operation), as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The words or phrases "would be," "will allow, "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements.” All statements other than statements of historical fact, are statements that could be deemed forward-looking statements, including any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations; and any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

PART I

Item 1. Business

Introduction

The Company was incorporated in the state of Nevada on June 2, 2010.  In December 2012, we entered into a share exchange agreement with Touch Medical Solutions, Inc. (TMSI), whereby we assumed TMSI’s business operations (The Acquisition). We are currently in the business of developing and bringing to market a suite of medical software products.  Our principal executive offices are located at 12502 West Atlantic Blvd., Coral Springs, Florida.

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

Our goal is to bring a fully integrated PACS/RIS/EMR package to market within a realistic timeframe in order to meet FDA and the American Recovery and Reinvestment Act of 2009 (“ARRA”) standards, starting with an innovative EMR framework as a basis for future product expansions. The stated project goal is to begin marketing a combined PACS/RIS/EMR solution by June 2014 under our brand.  With a CCHIT qualified EMR fully integrated with TouchPACS, we will be qualified for ARRA reimbursement.

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

Project Development Timeline - Complete

●	June 2010 - EHR research and early prototyping

●	Oct 2010 - Final draft SDLC design submission, final relational and logic models achieved

●	Dec 2010 Beta Status - Database relational logic

●	Dec 2010 Alpha Status - Implementation 1 components, servers

●	Jan 2011 Beta Status - Implementation 1 components, servers

●	July 2011 Final to QA - Implementation 1 components, servers

●	December 2011 – FDA Class 2 Submission for TouchPACS

●	January 2012 – FDA Class 2 Approved

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

Establishing qualification as a product goal, our products are standards-based designs, allowing for their use among existing platforms and will incorporate large portions of the HL7, IHE, and DICOM standards.  Our current product goal for the EMR suite of software is to complete CCHIT certification, and by default ARRA certification, by the end of 2014.

PACS

In the 2nd quarter of 2014, we plan bring to market our Enterprise PACS system (TouchPACS) at a competitive price point.  The focus of TouchPACS is to keep hardware and subscription costs affordable, making it an option for any size or type of clinical practice.  In addition to a traditional PACS system on-site, TouchPACS will also offer offsite content storage, automated backup solutions, and remote software access via a web based portal product. These traditionally have been separate offerings and have represented a significant integration challenge for the small to mid-sized medical practice.   We plan that TouchPACS will also provide the ability to link multiple offices, providing practices the ability to have a single system supporting all sites in which they practice.

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

Project Overview and Highlights

● Product Design
o	Standards-Based Design
	■	Uses HL7 for Document Formatting, Government Reporting, and Procedure Interaction within the Logic Model.
	■	PACS is based on DICOM v3
	■	EMR is based on HL7 v2.51
	■	Documents use the HL7-CDA model (v3), and storage is Adobe PDF, making exports and translation uniform
	■	Product uses the National Library of Medicine (NLM) Meta-thesaurus vocabularies, allowing precise coding of Rx (RxNorm, UNII, National Drug File), Insurance (CPT-4, CPT-2010), and Diseases and Problems (ICD-9, ICD-10, SNOMED, LOINC), and Drug allergies (UNII, NDF). TouchPACS is a registered Vendor with the NLM, and is licensed to resell all included vocabularies.
o	Using Microsoft Products
	■	All products programmed in MS Visual Studio
	■	All products Version Controlled and managed via MS Team Server
	■	Centrally deployed on MS SQL Server 2008
o	Royalty Free
	■	All components (excepting MS Database and Server Licensing) are royalty free, and under no distribution restrictions

o	Service-Based Returns
	■	Systems are typically sold turn-keyed with all equipment, and should provide company service revenue going forward from a customer purchase (maintenance costs, recurring).
● Product Testing and Documentation
o	PACS required Product Class-2 Certification with FDA following product development cycle. Completed in 1Q 2012..
o	Documentation Foundation and methods using Microsoft implementation of Agile Software Development, a proven methodology for managing software development products
o	Integrated build and test environment using Microsoft Team Foundation Server
● Pilot Launch
o	The PACS product is expected to market to beta both EMR and PACS system designs in 2Q, 2014.
● Staffing and Budget
o	Development Staff
	■	Software Architect/Team Lead
	■	DICOM and PACS developer
	■	HL7 and EMR developer
	■	Web Developer
	■	Internal Documentation and QA management
o	Equipment Expenses
	■	Installation Costs
	■	Backup Solution Purchasing
	■	Tapes and Media
	■	Workstation Purchases
	■	Suite Component Purchases
o	Recurring Software Licensure
	■	Development Component Upgrades
	■	Continuing Toolkit Agreements
o	Marketing Costs
o	Delivery Costs
	■	Role of pre-sales technician.
	■	Hardware and Equipment Costs
● Servers
● Workstations
● Scanners, Fax, Microphones, Pedals, etc.
o	Office Expenses
	■	Rental and Insurance
	■	Day to Day costs

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

We incurred net losses of $1,101,578 for the 12 months ended December 31, 2013 and $228,800 in fiscal 2012. We anticipate that these losses will continue for the foreseeable future. Our continued existence is dependent upon our achieving sufficient sales levels of our products and obtaining adequate financing. Unless we can begin to generate material revenue, we may not be able to remain in business. We cannot assure you that we will raise enough money or generate sufficient sales to meet our future working capital needs.

We have no revenue producing history and expect losses to continue for the foreseeable future.

We have yet to establish any history of profitable operations. We have incurred annual losses of $1,101,578 and $228,800 during the fiscal years of operations ending December 31, 2013 and 2012 respectively. Our potential profitability will require the successful commercialization of our medical software products.

We will require additional financing to sustain our operations and without it will be unable to continue operations.

At December 31, 2013 we had a working capital deficit of $978,279. We have a negative cash flow from operations of $270,560 and $105,221 for the years ended December 31, 2013 and 2012, respectively. We have insufficient financial resources to fund our operations.

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

You must consider our business and prospects in light of the risks and difficulties we will encounter as an early-stage revenue producing company. These risks include:

●	our ability to effectively and efficiently market and distribute our products;

●	our ability to obtain market acceptance of our current products and future products that may be developed by us; and

●	our ability to sell our products at competitive prices which exceed our per unit costs.

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

●

we are unable to attract sufficient customers to the products we offer in light of the price and other terms required in order for us to attain the level of profitability that will enable us to continue to pursue our growth strategy;

●	adequate penetration of new markets at reasonable cost becomes impossible limiting the future demand for our products below the level assumed by our business plan;

●	we are unable to meet regulatory requirements in the intellectual marketplace that would otherwise allow us for wider distribution; and

●	we are unable to meet FDA regulatory requirements that would potentially expand our product base and potential revenues.

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

Our intellectual property, including our proprietary software, is our key asset. Competitors may be able to back-engineer our products and compete effectively with us. The cost to prosecute infringements of our intellectual property or the cost to defend our products against patent infringement or other intellectual property litigation by others could be substantial. We cannot assure you that:

●	patents licensed by us will not be challenged by competitors,

●	our patents, licensed and other proprietary rights from third parties will not result in costly litigation;

●	pending and future patent applications will result in issued patents,

●	the patents or our other intellectual property will be found to be valid or sufficiently broad to protect these technologies or provide us with a competitive advantage,

●	if we are sued for patent infringement, whether we will have sufficient funds to defend our patents, and

●	we will be successful in defending against future patent infringement claims asserted against our products.

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

As of December 31, 2013, we had 271,500,000 outstanding shares that were subject to the limitations of Rule 144 under the Securities Act of 1933. In general, Rule 144 provides that any our non-affiliates, who have held restricted common stock for at least six-months, are entitled to sell their restricted stock freely, provided that we stay current in our SEC filings. After one year, a non-affiliate may sell without any restrictions.

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

The market price of our common stock has been and is expected to be highly volatile. Any of the following factors could affect the market price of our common stock:

●	our failure to generate revenue,

●	our failure to achieve and maintain profitability,

●	short selling activities,

●	the sale of a large amount of common stock by our shareholders including those who invested prior to commencement of trading,

●	actual or anticipated variations in our quarterly results of operations,

●	announcements by us or our competitors of significant contracts, new products, acquisitions, commercial relationships, joint ventures or capital commitments,

●	the loss of major customers or product or component suppliers,

●	the loss of significant business relationships,

●	our failure to meet financial analysts’ performance expectations,

●	changes in earnings estimates and recommendations by financial analysts, or

●	changes in market valuations of similar companies.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs and divert our management’s time and attention, which would otherwise be used to benefit our business.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

As of February 1, 2013, we shared office approximately 250 square feet at 12502 West Atlantic Blvd, Coral Springs, Florida at no charge. The office is comprised of a reception area, conference room, 3 offices, 2 restrooms and 2 cubicle workstations. We have use of a conference room, reception area, printer, fax and scanning machine. Our offices are adequate for our needs. Formerly, we occupied 400 square feet of space at 3455 University Parkway, Wake Forest University in Wake Forest, North Carolina.

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

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Registrant’s Common Equity; Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the over-the-counter (“OTCBB”) under the trading symbol "DMHI". As of December 31, 2012 there was no public market for our Common Stock.  The stock began active trading on the OTCBB on January 10, 2013 and has traded at prices between $0.0039 and $0.25. At December 31, 2013, the closing bid price of our common stock was $0.0184.

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

●

Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

●	Disclose commission payable to the broker-dealer and its registered representatives and current bid and offer quotations for the securities;

●

Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer's account, the account's value and information regarding the limited market in penny stocks; and

●

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

Holders

As of April 11, 2014, based upon records obtained from our transfer agent, there were 17 holders of record of our common stock. Our transfer agent records does not account for other holders of our common stock that are held in street name or by broker dealers as custodian for individual holders and beneficiaries of our stock. We have one class of common stock outstanding.

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

During June and July, 2013, the Company issued a total of 24,000,000 shares of the Company’s restricted common stock to four consultants for investor relations and consulting services for a term from six months to one year.

During October, 2013, the Company issued a total of 19,000,000 shares of the Company’s restricted common stock to officers and employees for services. The shares were valued at $0.0091 per share.

During October, 2013, the Company issued a total of 4,500,000 shares of the Company’s restricted common stock to three consultants for the consulting services that have been rendered. The shares were valued at $0.0091 per share.

During November, 2013, the Company issued 8,000,000 shares of the Company’s common stock to two subscribers at a price per share of $0.005 for total proceeds of $40,000.

During November, 2013, the Company issued a total of 3,500,000 shares of the Company’s restricted common stock to three consultants for investor relations and consulting services for a term from six months to one year. The shares were valued in the range from $0.012 to $0.024 per share.

During January, 2014, the Company issued 5,000,000 shares of the Company’s common stock to a subscriber at a price per share of $0.01 for total proceeds of $50,000.

During February and March, 2014, the Company issued a total of 3,000,000 shares of the Company’s restricted common stock to two consultants for investor relations and consulting services for a term from six months to one year.

During March, 2014, the Company issued 7,000,000 shares of the Company’s common stock to a subscriber at a price per share of $0.005 for total proceeds of $35,000.

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

Accomplishments During 2013

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

On May 29, 2013, we announced that we had integrated an EMR (Electronic Medical Records) solution with our medical imaging software suite, TouchPACS. The software is to be part of our TouchEMR suite of programs.

In October 2013 we announced a definitive Letter of Intent to merge with the Virtual Physician's Network (VPN), a mobile healthcare business applications company offering the first fully integrated virtual event and professional networking platform combined with proprietary practice building tools for surgeons, healthcare professionals and medical vendors. Virtual Physician's Network provides this through the Virtual Physician's Network mobile app available in the App store (Apple devices), Google Play (Droid devices) and on their web based application. The merger is expected to be completed by May of 2014.

Results of Operations

Working Capital

	December 31, 2013 $	December 31, 2012 $
Current Assets	-	64
Current Liabilities	978,279	943,649
Working Capital (Deficit)	(978,279)	(943,585)

Cash Flows

	Year ended December 31, 2013 $	Year ended December 31, 2012 $
Cash Flows from (used in) Operating Activities	(270,560)	(105,221)
Cash Flows from (used in) Financing Activities	270,496	105,285
Net Increase (decrease) in Cash During Period	(64)	64

Operating Revenues

Operating revenues since the Company’s inception has been $nil.

Operating Expenses and Net Loss

 During the year ended December 31, 2013, the Company incurred operating expenses of $1,044,344 compared with $187,682 during the year ended December 31, 2012.  The increase in operating expenses was attributed to an increase in professional fees of $878,843 offset by a general decrease of $22,181 in general and administrative expenses.

For the year ended December 31, 2013, the Company recorded a net loss of $1,101,578 compared with $228,800 for the year ended December 31, 2012.  In addition to operating expenses, the Company incurred $57,234 of imputed interest during the year ended December 31, 2013, compared with $41,118 during the year ended December 31, 2012 relating to imputed interest at 8% per annum on related party loans.

Liquidity and Capital Resources

As at December 31, 2013, the Company’s cash and total asset balance was $0 compared to $64 as at December 31, 2012.

As at December 31, 2013, the Company had total liabilities of $978,279 compared with total liabilities of $943,649 at December 31, 2012.  The increase in liabilities is attributed to an increase of $59,134 in accounts payable and an increase of $60,000 due to the Director of the Company for unpaid management fees. The above increases were offset by decrease of $84,504 in related party loans due to repayments made as a result of proceeds received in advance from the private placement during 2013.

As at December 31, 2013, the Company had a working capital deficit of $978,279 compared with a working capital deficit of $943,585 as at December 31, 2012.  The increase in the working capital deficit is attributed to higher unpaid obligations due to lack of sufficient cash flow.

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

●	Software industry related litigation is substantial and may continue to rise, leading to greater costs and unpredictable litigation.

●	If we fail to comply with extensive legal/regulatory requirements affecting the medical software industry, we will face increased costs, and possibly penalties and business losses.

Off-Balance Sheet Arrangements

We have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under whom we have:

●	An obligation under a guarantee contract.

●	A retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets.

●	Any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument.

●

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

Item 8. Financial Statements and Supplementary Data

DMH INTERNATIONAL, INC.

(A Development Stage Company)

Consolidated Financial Statements

(Expressed in US dollars)

For the years ended December 31, 2013 and 2012

Report of Independent Registered Public Accounting Firm	20

Consolidated Balance Sheets as of December 31, 2013 and 2012	21

Consolidated Statements of Operations for the Years Ended December 31, 2013 and 2012, and for the Period from March 26, 2010 (date of inception) through December 31, 2013	22

Consolidated Statement of Changes in Stockholders' Deficit for the Period from March 26, 2010 (date of inception) through December 31, 2013	23

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012, and for the Period from March 26, 2010 (date of inception) through December 31, 2013	24

Notes to Consolidated Financial Statements	25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

DMH International, Inc. (A Development Stage Company)

We have audited the accompanying consolidated balance sheets of DMH International, Inc. (A Development Stage Company) as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and for the period from March 26, 2010 (inception) through December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DMH International, Inc. (A Development Stage Company) as of December 31, 2013 and 2012 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

April 11, 2014

DMH INTERNATIONAL, INC.

(A Development Stage Company)

Consolidated Balance Sheets

	December 31,
	2013 $	2012 $

ASSETS

Cash	-	64
Total Assets	-	64

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	224,018	164,884
Accounts payable – related party	221,522	161,522
Due to related parties	532,739	617,243
Total Liabilities	978,279	943,649

STOCKHOLDERS’ DEFICIT
Preferred stock Authorized: 10,000,000 preferred shares with a par value of $0.001 per share; Issued and outstanding: nil preferred shares	-	-
Common stock Authorized: 450,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 271,500,000 and 161,000,000 common shares at December 31, 2013 and 2012, respectively.	271,500	161,000
Additional paid-in capital	870,852	(85,532)
Deficit accumulated during development stage	(2,120,631)	(1,019,053)
Total Stockholders’ Deficit	(978,279)	(943,585)
Total Liabilities and Stockholders’ Deficit	-	64

(The accompanying notes are an integral part of these consolidated financial statements)

DMH INTERNATIONAL, INC.

(A Development Stage Company)

Consolidated Statements of Operations

			Accumulated from March 26, 2010 (Date of Inception) to December 31, 2013 $

	For the Years Ended December 31,
	2013 $	2012 $

Revenues	-	-	-

Operating Expenses

General and administrative	36,487	58,668	148,691
Management fees	60,000	60,000	202,500
Professional fees	947,857	69,014	1,129,621
Wages and salaries	-	-	507,117

Total Operating Expenses	1,044,344	187,682	1,987,929

Other Expenses
Imputed interest	57,234	41,118	132,702

Total Other Expenses	57,234	41,118	132,702

Net Loss	(1,101,578)	(228,800)	(2,120,631)

Net Loss per Share – Basic and Diluted	(0.01)	(0.01)

Weighted Average Shares Outstanding – Basic and Diluted	212,468,493	32,431,694

(The accompanying notes are an integral part of these consolidated financial statements)

DMH INTERNATIONAL, INC.

(A Development Stage Company)

Consolidated Statement of Stockholders’ Deficit

From March 26, 2010 (Date of Inception) to December 31, 2013

	Common Stock Shares #	Par Value $	Additional Paid-In Capital $	Deficit Accumulated During the Development Stage $	Total $
Balance – March 26, 2010 (Date of Inception)	-	-	-	-	-

Founders' Shares	25,000,000	25,000	(25,000)	-	-

Imputed Interest	-	-	3,460	-	3,460

Net loss for the period	-	-		(238,285)	(238,285)
Balance – December 31, 2010	25,000,000	25,000	(21,540)	(238,285)	(234,825)

Imputed Interest	-	-	30,890	-	30,890

Net loss for the year	-	-	-	(551,968)	(551,968)
Balance – December 31, 2011	25,000,000	25,000	9,350	(790,253)	(755,903)
Effect of Reverse Merger	136,000,000	136,000	(136,000)	-	-
Imputed Interest	-	-	41,118	-	41,118
Net loss for the year	-	-	-	(228,800)	(228,800)
Balance – December 31, 2012	161,000,000	161,000	(85,532)	(1,019,053)	(943,585)
Imputed Interest			57,234		57,234

Common stock issued in a private placement	39,500,000	39,500	315,500	-	355,000
Common stock issued for services	71,000,000	71,000	583,650	-	654,650
Net loss for the period	-	-	-	(1,101,578)	(1,101,578)
Balance – December 31, 2013	271,500,000	271,500	870,852	(2,120,631)	(978,279)

(The accompanying notes are an integral part of these consolidated financial statements)

DMH INTERNATIONAL, INC.

(A Development Stage Company)

Consolidated Statements of Cash Flows

	For the Years Ended December 31,		Accumulated from March 26, 2010 (Date of Inception) to December 31, 2013
	2013	2012
	$	$	$
Operating Activities
Net loss for the period	(1,101,578)	(228,800)	(2,120,631)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	57,234	41,118	132,702
Stock issued for services	654,650	-	654,650
Changes in operating assets and liabilities:
Accounts Payable – Related Party	60,000	60,000	221,522
Accounts payable and Accrued liabilities	59,134	22,461	224,018
Net Cash Used in Operating Activities	(270,560)	(105,221)	(887,739)
Financing Activities
Due to related parties – borrowings	37,500	105,285	671,420
Due to related parties – repayments	(122,004)	-	(163,681)
Proceeds from loan		-	25,000
Proceeds from common stock subscribed	355,000	-	355,000
Net Cash Provided By Financing Activities	270,496	105,285	887,739
Increase (decrease) in Cash	(64)	64	-
Cash – Beginning of Period	64	-	-
Cash – End of Period	-	64	-
Non-cash financing activities:
Transfer of loan	-	-	25,000
Effect of reverse merger	-	136,000	136,000

(The accompanying notes are an integral part of these consolidated financial statements)

DMH INTERNATIONAL, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

1.	Description of Business and Reverse Acquisition

    a) Description of Business

DMH International, Inc. (the “Company”) was incorporated in the state of Florida on March 26, 2010. The Company is a development stage company as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Entities”.

b) Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the year ended December 31, 2013, the Company has a working capital deficit of $978,279 and accumulated deficit of $2,120,631. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Notes to Consolidated Financial Statements

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

c)   Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at December 31, 2013 and 2012, the Company had no cash equivalents.

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

f)     Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at December 31, 2013 and 2012, the Company had no potentially dilutive shares.

DMH INTERNATIONAL, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

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

The following table presents assets and liabilities that were measured and recognized at fair value as of December 31, 2013 and 2012 on a recurring basis:

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

In July 2013, FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's Consolidated Financial Statements.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

In October 2012, the FASB issued Accounting Standards Update ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

DMH INTERNATIONAL, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

3.     Related Party Transactions

a)

As of December 31, 2013 and 2012, the Company owes $89,216 and $99,270, respectively, to the CFO of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand. Imputed interest at 8% has been expensed and recorded as additional paid-in capital of $7,555 and $224 for the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, $120,000 and $60,000 included in accounts payable is the management fees owed to CFO, respectively. At December 31, 2013 and 2012, $101,522 and $101,472, respectively, included in accounts payable and accrued liabilities is owed to a company formerly controlled by the CFO of the Company. These amounts owing are unsecured, non-interest bearing, and due on demand. Imputed interest at 8% has been expensed and recorded as additional paid-in capital of $14,694 and $8,118 for the years ended December 31, 2013 and 2012, respectively.

b)

As of December 31, 2013 and December 31, 2012, the Company owes $443,523 and $518,023, respectively to the CEO and companies controlled by him. The amounts owing are unsecured, non-interest bearing, and due on demand. The amount owing has an imputed interest at 8%. Imputed interest at 8% has been expensed and recorded as additional paid-in capital of $34,985 and $32,776 for the years ended December 31, 2013 and 2012, respectively.

4.     Common shares

Common stock issued for reverse merger

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

Common stock issued in a private placement

During May, 2013, the Company issued 31,500,000 shares of the Company’s common stock to a subscriber at a price per share of $0.01 for total proceeds of $315,000.

During November, 2013, the Company issued 8,000,000 shares of the Company’s common stock to three subscribers at a price per share of $0.005 for total proceeds of $40,000.

DMH INTERNATIONAL, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

4.     Common shares (Continued)

Common stock issued for services

During April, 2013, the Company issued 15,000,000 shares of the Company’s restricted common stock to a consultant for marketing services for nine months. The shares were valued at $0.0129 per share, the closing price of the stock on the date of grant. The Company recorded an equity compensation charge of $193,500 during the year ended December 31, 2013. The fair value of common stock issued for services was fully expensed on the date of grant due to no clawback provision in the agreement.

During April, 2013, the Company issued 5,000,000 shares of the Company’s restricted common stock to a consultant for investor relations services for a year. The shares were valued at $0.0129 per share, the closing price of the stock on the date of grant. The Company recorded an equity compensation charge of $64,500 during the year ended December 31, 2013. The fair value of common stock issued for services was fully expensed on the date of grant due to no clawback provision in the agreement.

During June, 2013, the Company issued 1,000,000 shares of the Company’s restricted common stock to a consultant for investor relations services for six months. The shares were valued at $0.0065 per share, the closing price of the stock on the date of grant. The Company recorded an equity compensation charge of $6,500 during the year ended December 31, 2013. The fair value of common stock issued for services was fully expensed on the date of grant due to no clawback provision in the agreement.

During July, 2013, the Company issued a total of 23,000,000 shares of the Company’s restricted common stock to four consultants for investor relations and consulting services for a term from six months to one year. The shares were valued at $0.0047 per share, the closing price of the stock on the date of grant. The Company recorded an equity compensation charge of $108,100 during the year ended December 31, 2013. The fair value of common stock issued for services was fully expensed on the date of grant due to no clawback provision in the agreement.

During October, 2013, the Company issued a total of 19,000,000 shares of the Company’s restricted common stock to officers and employees for services. The shares were valued at $0.0091 per share, the closing price of the stock on the date of grant. The Company recorded an equity compensation charge of $172,900 during the year ended December 31, 2013. The fair value of common stock issued for services was fully expensed on the date of grant due to no clawback provision in the agreement.

During October, 2013, the Company issued a total of 4,500,000 shares of the Company’s restricted common stock to three consultants for consulting services that have been rendered. The shares were valued at $0.0091 per share, the closing price of the stock on the date of grant. The Company recorded an equity compensation charge of $40,950 during the year ended December 31, 2013. The fair value of common stock issued for services was fully expensed on the date of grant due to no clawback provision in the agreement.

During November, 2013, the Company issued a total of 3,500,000 shares of the Company’s restricted common stock to three consultants for investor relations and consulting services for a term from six months to one year. The shares were valued in the range from $0.012 to $0.024 per share, the closing price of the stock on the date of grant. The Company recorded an equity compensation charge of $68,200 during the year ended December 31, 2013. The fair value of common stock issued for services was fully expensed on the date of grant due to no clawback provision in the agreement.

DMH INTERNATIONAL, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

5.     Income Taxes

The Company has $1,382,650 of net operating losses ($1,012,285 in 2012) carried forward to offset taxable income in future years which expire commencing in fiscal 2033. The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes. As at December 31, 2013 and 2012, the Company had no uncertain tax positions.

	December 31, 2013 $	December 31, 2012 $

Net loss carry forward	(1,382,650)	(1,012,285)
Statutory rate	34%	34%

Computed expected tax recovery	470,101	344,177
Valuation allowance	(470,101)	(344,177)

Income tax provision	-	-

6.   Subsequent Events

Common stock issued in a private placement

During January, 2014, the Company issued 5,000,000 shares of the Company’s common stock to a subscriber at a price per share of $0.01 for total proceeds of $50,000.

During March, 2014, the Company issued 7,000,000 shares of the Company’s common stock to a subscriber at a price per share of $0.005 for total proceeds of $35,000.

Common stock issued for services

During February and March, 2014, the Company granted a total of 10,000,000 shares of the Company’s restricted common stock to two consultants for investor relations and consulting services for a term from six months to one year. The 6,500,000 shares were issued, and the remaining 3,500,000 shares will be issued in connection with the agreement following the filing of a new S-8 Stock Plan.

Convertible Notes

On March 3, 2014, the Company issued a convertible redeemable Note in the amount of $40,000. The Note carries interest at 9% annum and matures on March 3, 2015. The Note holder is entitled to convert all or a portion of the principal into shares of common stock at a conversion price of 58% the average two lowest closing bid price in the 20 trading days prior to the conversion date.

On April 2, 2014, the Company issued a convertible redeemable Note in the amount of $50,000. The Note carries interest at 55% annum and matures on March 31, 2015. The Note holder is entitled to convert all or a portion of the principal into shares of common stock at a conversion price of 55% the average two lowest closing bid price in the 20 trading days prior to the conversion date.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Section 1.

Evaluation of Disclosure Controls and Procedures:

As of December 31, 2013, we carried out an evaluation under the supervision and the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2013, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, because of the material weaknesses in internal control over financial reporting discussed in Management’s Report on Internal Control Over Financial Reporting below, our disclosure controls and procedures were not effective, at a reasonable assurance level, as of December 31, 2013. In light of this, we performed additional post-closing procedures and analyses in order to prepare the Consolidated Financial Statements included in this report. As a result of these procedures, we believe our Consolidated Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented. A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

Section 2.

Management’s Annual Report on Internal Control over Financial Reporting

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2013, our management concluded that its material weaknesses in its internal controls over financial reporting include matters pertaining to the need to enhance the supervision, monitoring and reviewing of financial statement preparation processes.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our Chief Executive Officer and Chief Financial Officer, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management has evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 and concluded that it is ineffective because of the material weaknesses in our internal control over financial reporting described above.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2013, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of December 31, 2013, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at December 31, 2013, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the year ended December 31, 2013 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Listed below are our executive officers and directors as of December 31, 2013

Name	Age	Position with the Company	Director Since
Rik J. Deitsch	46	Chairman, President and Chief Executive Officer	December 11, 2012 - present

Jason Barry	42	Chief Financial Officer, Secretary, Treasurer, Director	December 11, 2012 - present

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

Jason Barry – Chief Financial Officer, Secretary, and Treasurer

M. Barry joined the Company in December 2012.  Since joining Touch Medical Solutions in August 2010, Jason Barry has helped grow TMSI from a software vision to an FDA approved medical device.  He is responsible for all aspects of development, testing, sales, and marketing activities. Under Jason's leadership Touch Medical has released 2 major software packages for sale (TouchPACS and TouchRIS) and is poised to launch TouchEHR in 2013. From June 2008- August 2010, Jason was founder and CEO at Big Picture Project Management where he provided  services as a consultant and project manager for AT&T wireless. At AT&T Jason worked with   top technology partners like Apple, HTC, and Motorola, as well as top retail clients like Amazon, Best Buy, and Walmart. Prior to founding Big Picture, Jason was a product specialist at King & Spalding LLP (July 1997- June 2008), a top  50  law firm. At King & Spalding Jason participated in the creation of the first Intranet and extranet products  leveraging web based programs and document storage to achieve firm goals.

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

c. Board of Director Meetings

We had 9 Board of Directors meeting during our 2013 Fiscal Year. Our corporate actions that were subject to Board approval were accomplished by Board resolutions. We request that all of our Directors attend our Board of Director meetings; however, we have no formal policy regarding their attendance.

d. Annual Shareholder Meetings

We held 9 annual shareholders meeting during 2013.

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

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below, for the fiscal years ended December 31, 2013 and 2012:

SUMMARY COMPENSATION TABLE

Name and principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rik Deitsch(1)	2013	—	—	91,000	—	—	—	—	91,000
Chief Executive Officer
President and Chairman of the Board

Jason Barry(2)	2013	60,000	—	72,800	—	—	—	—	132,800
Chief Financial Officer, Secretary, Director

Name and principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rik Deitsch(1)	2012	—	—	—	—	—	—	—	—
Chief Executive Officer
President and Chairman of the Board

Jason Barry(2)	2012	60,000	—	—	—	—	—	—	60,000
Chief Financial Officer, Secretary, Director

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

Stock Option Grants in Last Fiscal Year

We did not grant incentive and non-qualified stock options in 2013 to any executive officer or director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables sets forth, as of December 31, 2013, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days.

Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. We are unaware of any contract or arrangement that could result in a change in control of our company.

The following table assumes based on our stock records, that there are 290,000,000 shares issued and outstanding as of April 11, 2014.

SECURITY OWNERSHIP OF MANAGEMENT AND BENEFICIAL OWNERS

Name and Address of Director or Executive Officer	Shares of Common Stock Beneficially Owned	Percent of Common Stock Outstanding
Rik J. Deitsch Chief Executive Officer/President 12502 W. Atlantic Blvd Coral Springs, Florida 33071	103,500,000	35.7%

Jason Barry Chief Financial Officer, Secretary, Treasurer, Director 12502 W. Atlantic Blvd Coral Springs, Florida 33071	39,250,000	13.5%

All executive officers and directors as a group (2) persons	142,750,000	49.2%

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

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

●	Disclosing such transactions in reports where required;

●	Disclosing in any and all filings with the SEC, where required;

●	Obtaining disinterested directors consent; and

●	Obtaining shareholder consent where required.

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

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed to us for fiscal years ended December 31, 2013 and 2012 by our accountants, M&K CPAS, PLLC. were approximately $8,500 and $4,000 for professional services rendered for the audit of our annual consolidated financial statements and reviews of our interim consolidated financial statements included in quarterly reports and other services related to statutory and regulatory filings or engagements.

Tax Fees

No such fees were paid in 2013 or 2012.

All Other Fees

No such fees were paid in 2013 or 2012.

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

Dated: April 11, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Rik J. Deitsch	Chairman of the Board, President, Chief Executive Officer
Rik J. Deitsch		April 11, 2014

/s/ Jason Barry	Chief Financial Officer, Secretary, Treasurer, Director, Prinicpal Accounting Officer	April 11, 2014
Jason Barry