Form 10-Q
period 2014-03-31
DMH INTERNATIONAL, INC.
filed 2014-05-15
CIK 1496819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2014

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
Yes ☐ No ☑

The number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of May 15, 2014 there were 290,000,000 shares of common stock.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	4

Condensed Consolidated Balance Sheets as of March 31, 2014 (Unaudited) and December 31, 2013	4

C Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2014 and 2013, and for the Period from March 26, 2010 (date of inception) through March 31, 2014 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013, and for the Period from March 26, 2010 (date of inception) through March 31, 2014 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures about Market Risk	22

Item 4. Controls and Procedures	22

PART II. OTHER INFORMATION	23

Item 1. Legal Proceedings	23

Item 1A. Risk Factors	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3. Defaults Upon Senior Securities	24

Item 4. Mine Safety Disclosure	24

Item 5. Other Information	24

Item 6. Exhibits	24

DMH INTERNATIONAL, INC.
(A Development Stage Company)

Condensed Consolidated Financial Statements (Unaudited)
(Expressed in US dollars)

For the three months ended March 31, 2014

Condensed Consolidated Balance Sheets as of March 31, 2014 (Unaudited) and December 31, 2013	4

C Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2014 and 2013, and for the Period from March 26, 2010 (date of inception) through March 31, 2014 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013, and for the Period from March 26, 2010 (date of inception) through March 31, 2014 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

DMH INTERNATIONAL, INC.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	$	$
	(Unaudited)
ASSETS

Cash	4,294	-
Total Assets	4,294	-

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	224,410	224,018
Accounts payable – related party	236,522	221,522
Due to related parties	509,054	532,739
Convertible debt-net of discount of $36,889 and $0, respectively	3,111	-
Derivative liability	51,000	-
Total Liabilities	1,024,097	978,279

STOCKHOLDERS’ DEFICIT
Preferred stock Authorized: 10,000,000 preferred shares with a par value of $0.001 per share; Issued and outstanding: nil preferred shares	-	-
Common stock Authorized: 450,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 283,000,000 and 271,500,000 common shares at March 31, 2014 and December 31, 2013, respectively.	283,000	271,500
Common stock issuable	70,000	-
Additional paid-in capital	1,039,041	870,852
Deficit accumulated during development stage	(2,411,844)	(2,120,631)
Total Stockholders’ Deficit	(1,019,803)	(978,279)
Total Liabilities and Stockholders’ Deficit	4,294	-

(The accompanying notes are an integral part of these unaudited financial statements)

DMH INTERNATIONAL, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

			Accumulated from
	For the Three Months Ended		March 26, 2010
	March 31,		(Date of Inception)
	2014	2013	to March 31, 2014
	$	$	$
Revenues	-	-	-
Operating Expenses
General and administrative	1,963	4,714	150,654
Management fees	15,000	15,000	217,500
Professional fees	245,450	114,500	1,375,071
Wages and salaries	-	-	507,117
Total Operating Expenses	262,413	134,214	2,250,342
Other Expenses
Amortization of debt discount	3,111	-	3,111
Change in fair value of derivatives	11,000	-	11,000
Imputed interest	14,689	11,826	147,391
Total Other Expenses	28,800	11,826	161,502
Net Loss	(291,213)	(146,040)	(2,411,844)
Net Loss per Share – Basic and Diluted	(0.00)	(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	278,733,333	161,000,000

(The accompanying notes are an integral part of these unaudited financial statements)

DMH INTERNATIONAL, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended March 31,		Accumulated from March 26, 2010 (Date of Inception)
	2014	2013	to March 31, 2014
	$	$	$
Operating Activities
Net loss for the period	(291,213)	(146,040)	(2,411,844)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	14,689	11,826	147,391
Amortization of debt discount	3,111	-	3,111
Change in fair value of derivatives	11,000	-	11,000
Stock issued for services	150,000	-	804,650
Changes in operating assets and liabilities:		-
Accounts Payable – Related Party	15,000	15,000	236,522
Accounts payable and Accrued liabilities	392	7,985	224,410
Net Cash Used in Operating Activities	(97,021)	(111,229)	(984,760)
Financing Activities
Due to related parties – borrowings	2,315	-	673,735
Due to related parties – repayments	(26,000)	(89,100)	(189,681)
Proceeds from loan	40,000	-	65,000
Proceeds from common stock subscribed	85,000	315,000	440,000
Net Cash Provided By Financing Activities	101,315	225,900	989,054
Increase (decrease) in Cash	4,294	114,671	4,294
Cash – Beginning of Period	-	64	-
Cash – End of Period	4,294	114,735	4,294
Non-cash financing activities:
Transfer of loan	-	-	25,000
Recognition of derivative liability	40,000	-	40,000
Effect of reverse merger	-	-	136,000
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

b) Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the year ended December 31, 2013, the Company has a working capital deficit of $1,019,803 and accumulated deficit of $2,411,844. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As at March 31, 2014 and December 31, 2013, the Company had no cash equivalents.

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

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of March 31, 2014 and 2013, the Company has 5,100,089 and 0 shares convertible under note agreement that are anti-dilutive and not included in diluted loss per share.

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

The following table presents assets and liabilities that were measured and recognized at fair value as of March 31, 2014 and December 31, 2013 on a recurring basis:

	Fair Value Measurements at March 31, 2014
Description	Level 1	Level 2	Level 3	Total Realized Loss

Derivative Liability	$-	$-	$51,000	$-

Totals	$-	$-	$51,000	$-

	Fair Value Measurements at December 31, 2013
Description	Level 1	Level 2	Level 3	Total Realized Loss

Derivative Liability	$-	$-	$-	$-

Totals	$-	$-	$-	$-

h)	Income Taxes

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

DMH INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

3.      Related Party Transactions

a)
As of March 31, 2014 and December 31, 2013, the Company owes $89,216 to the CFO of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand. Imputed interest at 8% has been expensed and recorded as additional paid-in capital of $1,760 and $1,957 for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014 and December 31, 2013, $135,000 and $120,000 included in accounts payable is the management fees owed to CFO, respectively. At March 31, 2014 and December 31, 2013, $101,522 included in accounts payable and accrued liabilities is owed to a company formerly controlled by the CFO of the Company. These amounts owing are unsecured, non-interest bearing, and due on demand. Imputed interest at 8% has been expensed and recorded as additional paid-in capital of $4,370 and $0 for the three months ended March 31, 2014 and 2013, respectively.

b)
As of March 31, 2014 and December 31, 2013, the Company owes $419,838 and $443,523, respectively to the CEO and companies controlled by him. The amounts owing are unsecured, non-interest bearing, and due on demand. The amount owing has an imputed interest at 8%.  Imputed interest at 8% has been expensed and recorded as additional paid-in capital of $8,559 and $9,869 for the three months ended March 31, 2014 and 2013, respectively.

4.      Convertible Notes

On March 3, 2014, the Company issued a convertible redeemable Note in the amount of $40,000. The proceeds were received on March 7, 2014. The Note carries interest at 9% annum and matures on March 3, 2015. The Note holder is entitled to convert all or a portion of the principal into shares of common stock at a conversion price of 58% the average two lowest closing bid price in the 20 trading days prior to the conversion date.

In the evaluation of the financing arrangements, the Company concluded that the conversion features did not meet the conditions set forth in current accounting standards for equity classification. Since equity classification is not available for the conversion feature, it requires bifurcation and liability classification, at fair value. The Company elected to account for the hybrid contract under the guidance of ASC 815-15-25-4. The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a binomial option pricing model. In connection with the issuance of the convertible notes payable, the Company encountered a day-one derivative loss of $13,839 related to the recognition of (i) the hybrid note and (ii) the derivative instrument arising from the fair value measurement due to the fair value of the hybrid note and embedded derivative exceeding the proceeds that the Company received from the arrangement. Therefore, the Company was required to record a loss on the derivative financial instrument. In addition, the fair value will change in future periods, based upon changes in the Company’s common stock price and changes in other assumptions and market indicators used in the valuation techniques. These future changes will be recognized in changes in fair value of derivatives on the Company’s statement of operations.  At March 31, 2014, this convertible note payable, at fair value, was recorded at $51,000. Accordingly, the company recognized gain of $2,839 in changes in fair value of derivative on the Company’s statement of operations at March 31, 2014

In addition, the entire proceeds of $40,000 received as a result of the issuance of the convertible note is attributable to the value of the call option embedded in the note, which was recorded as a debt discount and will be amortized over the term of the note under the interest method. Amortization for the three months ended March 31, 2014 is $3,111.

The following is a summary of changes in the fair market value of the derivative liability during the three months ended March 31, 2014 and the year ended December 31, 2013, respectively:

Derivative
Liability
Total
Balance, December 31, 2012	$-
Increase in derivative value due to issuances of convertible promissory notes	-
Change in fair market value of derivative liabilities due to the mark to market adjustment	-
Balance, December 31, 2013	$-
Increase in derivative value due to issuances of convertible promissory notes	53,839
Change in fair market value of derivative liabilities due to the mark to market adjustment	(2,839)
Balance, March 31, 2014	$51,000

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

During March, 2014, the Company granted 7,000,000 shares of the Company’s common stock to a subscriber at a price per share of $0.005 for total proceeds of $35,000. These shares were accrued in common stock issuable at March 31, 2014 as the shares were not issued until April, 2014 (See Note 6).

During May, 2013, the Company issued 31,500,000 shares of the Company’s common stock to a subscriber at a price per share of $0.01 for total proceeds of $315,000.

During November, 2013, the Company issued 8,000,000 shares of the Company’s common stock to three subscribers at a price per share of $0.005 for total proceeds of $40,000.

Common stock issued for services

During February, 2014, the Company issued 5,000,000 shares of the Company’s restricted common stock to a consultant for consulting services for a term of one year. The shares were valued at $0.02 per share, the closing price of the stock on the date of grant. The Company recorded an equity compensation charge of $100,000 during the three months ended March 31, 2014. The fair value of common stock issued for services was fully expensed on the date of grant due to no clawback provision in the agreement.

During March, 2014, the Company granted a total of 5,000,000 shares of the Company’s restricted common stock to a consultant for consulting services for a term from six months. The 1,500,000 shares were issued, and the remaining 3,500,000 shares will be issued in connection with the agreement following the filing of a new S-8 Stock Plan. The 3,500,000 shares were accrued in common stocks issuable with a fair value of $35,000. The shares were valued at $0.01 per share, the closing price of the stock on the date of grant. The Company recorded an equity compensation charge of $50,000 during the three months ended March 31, 2014. The fair value of common stock issued for services was fully expensed on the date of grant due to no clawback provision in the agreement.

DMH INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

5.      Common shares (Continued)

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

6.   Subsequent Events

On April 2, 2014, the Company issued a convertible redeemable Note in the amount of $50,000. The Note carries interest at 55% annum and matures on March 31, 2015. The Note holder is entitled to convert all or a portion of the principal into shares of common stock at a conversion price of 55% the average two lowest closing bid price in the 20 trading days prior to the conversion date.

During April, 2014, the Company issued 7,000,000 shares of the Company’s common stock to a subscriber at a price per share of $0.005 for total proceeds of $35,000. These shares were accrued in common stock issuable at March 31, 2014 (See Note 5).

DMH International, Inc. is referred to hereinafter as “we”, “us” or “our”

Forward Looking Statements

This Quarterly Report on Form 10-Q for the period ending March 31, 2014, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they never materialize or prove incorrect, could cause our results of to differ materially from those expressed or implied by such forward-looking statements. The words or phrases "would be," "will allow, "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." We are subject to risks detailed in Item 1(a).  All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including: (a) any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; and (b) any statements of the plans, strategies and objectives of management for future operations; and (c) any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

In October 2013 we announced a definitive Letter of Intent to merge with the Virtual Physician's Network (VPN), a mobile healthcare business applications company offering the first fully integrated virtual event and professional networking platform combined with proprietary practice building tools for surgeons, healthcare professionals and medical vendors. Virtual Physician's Network provides this through the Virtual Physician's Network mobile app available in the App store (Apple devices), Google Play (Droid devices) and on their web based application. The merger is expected to be completed by the end of the second quarter, 2014.

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

Our goal is to bring a fully integrated PACS/RIS/EMR package to market within a realistic timeframe in order to meet FDA and the American Recovery and Reinvestment Act of 2009 (“ARRA”) standards, starting with an innovative EMR framework as a basis for future product expansions.   The stated project goal is to begin marketing a combined PACS/RIS/EMR solution by the end of June, 2014. With a CCHIT qualified EMR fully integrated with TouchPACS, we will be qualified for ARRA reimbursement.

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

Technology

Over the next 18 months Touch Medical Solutions plans:
To market both individually and combined as a full Practice Management suite the following products:

TouchERP - Medical Enterprise Resource Planning (“Medical Enterprise RP”) –Is designed for a complete solution to various business sectors, including healthcare. A combination of products providing Clinical Management, Resource Management, Financial Management, and a Practice Information System, that are critical to the medical practices in today’s healthcare industry.

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

Results of Operations – Comparison of Three Months Periods Ended March 31, 2014 and March 31, 2013

Comparison of Three Months Periods Ended March 31, 2014 and March 31, 2013

Operating Revenues

Operating revenues since the Company’s inception has been $nil.

Operating Expenses,

During the three months ended March 31, 2014, the Company incurred operating expenses of $262,413 compared with $134,214 during the three months ended March 31, 2013.  The increase in operating expenses was attributed to an increase in professional fees of $130,950 offset by a general decrease of $2,751 in general and administrative expenses.

Other expenses

Total other expenses for the three months ended March 31, 2014 was $28,800, as compared to total other expenses for the three months ended March 31, 2013 of $11,826. The increase of $16,974 and approximately 144% in total other expenses was as a result of the increase in imputed interest from $11,826 to $14,689 relating to imputed interest at 8% per annum on related party loans, an increase in amortization of debt discount from $0 to $3,111, and an increase in change in fair value of derivatives from $0 to $11,000 relating to the fluctuation of the liability related to convertible debt carried at fair.

Net Loss

For the three months ended March 31, 2014, the Company recorded a net loss of $291,213 compared with $146,040 for the three months ended March 31, 2013.

Working Capital

	March 31, 2014 $	December 31, 2013 $
Current Assets	4,294	-
Current Liabilities	1,024,097	978,279
Working Capital (Deficit)	(1,019,803)	(978,279)

Cash Flows

	Three Months ended March 31, 2014 $	Three Months ended March 31, 2013 $
Cash Flows used in Operating Activities	(97,021)	(111,229)
Cash Flows from (used in) Financing Activities	101,315	225,900
Net Increase in Cash During Period	4,294	114,671

Liquidity and Capital Resources

As at March 31, 2014, the Company’s cash and total asset balance was $4,294 compared to $nil at December 31, 2013.

As of March 31, 2014, the Company had total liabilities of $1,024,097 compared with total liabilities of $978,279 at December 31, 2013.  The increase in liabilities is primarily due to the derivative liabilities related to the convertible debt carried at fair value.

As of March 31, 2014, the Company had a working capital deficit of $1,019,803 compared with a working capital deficit of $978,279 as of December 31, 2013.  The increase in the working capital deficit is primarily attributed to the derivative liabilities related to the convertible debt carried at fair value.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2014, we carried out an evaluation under the supervision and the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2014, as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”).  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, because of the material weaknesses in internal control over financial reporting discussed in Section 9A of our annual report on Form 10-K, our disclosure controls and procedures were not effective, at a reasonable assurance level, as of March 31, 2014. In light of this, we performed additional post-closing procedures and analyses in order to prepare the Condensed Consolidated Financial Statements included in this report. As a result of these procedures, we believe our Condensed Consolidated Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.  A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

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

Changes in Internal Control over Financial Reporting

During the first quarter we continued the enhancement of our internal controls. Otherwise, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2014 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During February, 2014, the Company issued 5,000,000 shares of the Company’s restricted common stock to a consultant for consulting services for a term of one year. The shares were valued at the range from $0.02 per share, the closing price of the stock on the date of grant.

During March, 2014, the Company granted 7,000,000 shares of the Company’s common stock to a subscriber at a price per share of $0.005 for total proceeds of $35,000. These shares were accrued in common stock issuable at March 31, 2014 as the shares were not issued until April, 2014 (See Note 6).

With respect to the securities issuances described above, no solicitations were made and no underwriting discounts were given or paid in connection with these transactions. The Company believes that the issuance of these securities as described above were exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

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

DMH INTERNATIONAL, INC.
Registrant

Dated: May 15, 2014	/s/ Rik J. Deitsch
Rik J. Deitsch
Chief Executive Officer

Dated: May 15, 2014	/s/ Jason Barry
Jason Barry
Chief Financial Officer