Form 10-Q
period 2014-06-30
DMH INTERNATIONAL, INC.
filed 2014-08-18
CIK 1496819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2014

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of August 18, 2014 there were 295,000,000 shares of common stock.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets as of June 30, 2014 (Unaudited) and December 31, 2013	3

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2014 and 2013, and for the Period from March 26, 2010 (date of inception) through June 30, 2014 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013, and for the Period from March 26, 2010 (date of inception) through June 30, 2014 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures about Market Risk	23

Item 4. Controls and Procedures	23

PART II. OTHER INFORMATION	24

Item 1. Legal Proceedings	24

Item 1A. Risk Factors	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.Defaults Upon Senior Securities	24

Item 4. Mine Safety Disclosure	24

Item 5. Other Information	24

Item 6. Exhibits	24

DMH INTERNATIONAL, INC.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	$	$
	(Unaudited)
ASSETS

Cash	108,080	-
Prepaid expense	10,000
Total Assets	118,080	-

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	232,736	224,018
Accounts payable – related party	251,522	221,522
Due to related parties	481,604	532,739
Convertible debt-net of discount of $173,355 and $0, respectively	91,645	-
Derivative liability	257,174	-
Total Liabilities	1,314,681	978,279

STOCKHOLDERS’ DEFICIT

Preferred stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share; Issued and outstanding: nil preferred shares	-	-
Common stock	295,000	271,500
Authorized: 450,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 295,000,000 and 271,500,000 common shares at June 30, 2014 and December 31, 2013, respectively.

Common stock issuable	35,000	-
Additional paid-in capital	1,151,424	870,852
Deficit accumulated during development stage	(2,678,025)	(2,120,631)
Total Stockholders’ Deficit	(1,196,601)	(978,279)
Total Liabilities and Stockholders’ Deficit	118,080	-

(The accompanying notes are an integral part of these unaudited financial statements)

DMH INTERNATIONAL, INC.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

					Accumulated from
	For the Three Months Ended		For the Six Months Ended		March 26, 2010
	June 30,		June 30,		(Date of Inception)
	2014	2013	2014	2013	to June 30, 2014
	$	$	$	$	$

Revenues	-	-	-	-	-

Operating Expenses
General and administrative	9,251	9,327	11,214	14,041	159,905
Management fees	15,000	15,000	30,000	30,000	232,500
Professional fees	82,700	339,470	403,150	453,970	1,532,771
Wages and salaries	-	-	-	-	507,117
Total Operating Expenses	106,951	363,797	444,364	498,011	2,432,293

Other Expenses
Interest expense	139	-	139	-	139
Amortization of debt discount	32,131	-	35,242	-	35,242
Change in fair value of derivatives	37,577	-	48,577	-	48,577
Imputed interest	14,383	16,560	29,072	28,386	161,774
Total Other Expenses	84,230	16,560	113,030	28,386	245,732

Net Loss	(191,191)	(380,357)	(557,394)	(526,397)	(2,678,025)
Net Loss per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	290,538,462	190,472,527	284,668,508	175,817,680

(The accompanying notes are an integral part of these unaudited financial statements)

DMH INTERNATIONAL, INC.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,		Accumulated from March 26, 2010 (Date of Inception) to June 30, 2014
	2014	2013
	$	$	$
Operating Activities
Net loss for the period	(557,394)	(526,397)	(2,678,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	29,072	28,386	161,774
Amortization of debt discount	35,242	-	35,242
Change in fair value of derivatives	48,577	-	48,577
Stock issued for services	225,000	264,500	879,650

Changes in operating assets and liabilities:

Prepaid expense	(10,000)		(10,000)
Accounts Payable – Related Party	30,000	30,000	251,522
Accounts payable and Accrued liabilities	8,718	11,609	232,736
Net Cash Used in Operating Activities	(190,785)	(191,902)	(1,078,524)
Financing Activities
Due to related parties – borrowings	12,865	2,250	684,285
Due to related parties – repayments	(64,000)	(122,004)	(227,681)
Proceeds from loan	265,000	-	290,000
Proceeds from common stock subscribed	85,000	315,000	440,000

Net Cash Provided By Financing Activities	298,865	195,246	1,186,604
Increase in Cash	108,080	3,344	108,080
Cash – Beginning of Period	-	64	-
Cash – End of Period	108,080	3,408	108,080
Non-cash financing activities:
Transfer of loan	-	-	25,000
Recognition of derivative liability	208,597	-	208,597
Effect of reverse merger	-	-	136,000

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

b)

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the year ended December 31, 2013, the Company has a working capital deficit of $1,196,601 and accumulated deficit of $2,678,025. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

d)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As at June 30, 2014 and December 31, 2013, the Company had no cash equivalents.

e)

Prepaid expense

Prepaid expense is expense paid in advance but which has not yet been incurred.

f)

Property and Equipment

Property and equipment is comprised of computer equipment and is recorded at cost.  The Company amortizes the cost of equipment on a straight-line basis over their estimated useful lives of six years. The Company reviews all property and equipment for impairment annually.

g)

Revenue Recognition

Revenue will be recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is assured.  The Company is not exposed to any credit risks as amounts are prepaid prior to performance of services.

h)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of June 30, 2014 and 2013, the Company has 33,402,383 and 0 shares convertible under note agreement that are anti-dilutive and not included in diluted loss per share.

i)

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

The following table presents assets and liabilities that were measured and recognized at fair value as of June 30, 2014 and December 31, 2013 on a recurring basis:

Fair Value Measurements at June 30, 2014

Description	Level 1	Level 2	Level 3	Total Realized Loss

Derivative Liability	$-	$-	$257,174	$-

Totals	$-	$-	$257,174	$-

Fair Value Measurements at December 31, 2013

Description	Level 1	Level 2	Level 3	Total Realized Loss

Derivative Liability	$-	$-	$-	$-

Totals	$-	$-	$-	$-

j)

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

k)

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

3.  Prepaid expense

Prepaid expense consists of $10,000 prepayment made to Virtual Physician's Network in June 2014 in assisting merger.

4.  Related Party Transactions

a)

As of June 30, 2014 and December 31, 2013, the Company owes $89,216 to the CFO of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand. Imputed interest at 8% has been expensed and recorded as additional paid-in capital of $3,539 and $3,905 for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014 and December 31, 2013, $150,000 and $120,000 included in accounts payable is the management fees owed to CFO, respectively. At June 30, 2014 and December 31, 2013, $101,522 included in accounts payable and accrued liabilities is owed to a company formerly controlled by the CFO of the Company. These amounts owing are unsecured, non-interest bearing, and due on demand. Imputed interest at 8% has been expensed and recorded as additional paid-in capital of $9,088 and $6,690 for the six months ended June 30, 2014 and 2013, respectively.

b)

As of June 30, 2014 and December 31, 2013, the Company owes $392,388 and $443,523, respectively to the CEO and companies controlled by him. The amounts owing are unsecured, non-interest bearing, and due on demand. The amount owing has an imputed interest at 8%.  Imputed interest at 8% has been expensed and recorded as additional paid-in capital of $16,445 and $17,791 for the six months ended June 30, 2014 and 2013, respectively.

5.  Convertible Notes

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

On March 31, 2014, the Company issued a convertible redeemable Note in the amount of $50,000. The proceeds were received on April 2, 2014. The Note carries interest at 9% annum and matures on March 31, 2015. The Note holder is entitled to convert all or a portion of the principal into shares of common stock at a conversion price of 55% the average two lowest closing bid price in the 20 trading days prior to the conversion date.

On May 5, 2014, the Company issued a convertible redeemable Note in the amount of $50,000. The proceeds were received on May 7, 2014. The Note carries interest at 9% annum and matures on March 31, 2015. The Note holder is entitled to convert all or a portion of the principal into shares of common stock at a conversion price of 55% the average two lowest closing bid price in the 20 trading days prior to the conversion date.

DMH INTERNATIONAL, INC.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

5.  Convertible Notes (continued)

On July 25, 2014, the Company issued a convertible redeemable Note in the amount of $250,000. $125,000 each of the proceeds was received on June 25, 2014 and July 25, 2014, respectively (Total $250,000). The Note carries interest at 8% annum and matures on January 25, 2015. The Note holder is entitled to convert all or a portion of the principal into shares of common stock at a conversion price of the lower of $0.01 or 60% the average three lowest VWAP prices in the 15 trading days prior to the conversion date. The Holder shall not be entitled to convert the Note in connection with that number of shares of Common Stock which would be in excess of the sum of (i) the number of shares of Common Stock beneficially owned by the Holder and its affiliates on a Conversion Date, and (ii) the number of shares of Common Stock issuable upon the conversion of the Note would result in beneficial ownership by the Holder and its affiliates of more than 4.99% of the issued and outstanding shares of Common Stock of the Borrower on such Conversion Date. Also, the aggregate conversion by the Holder may not exceed 9.99% if a form 13d or equivalent is filed (See Note 7).

In the evaluation of the financing arrangements, the Company concluded that the conversion features did not meet the conditions set forth in current accounting standards for equity classification. Since equity classification is not available for the conversion feature, it requires bifurcation and liability classification, at fair value. The Company elected to account for the hybrid contract under the guidance of ASC 815-15-25-4. The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a binomial option pricing model. In connection with the issuance of these convertible notes payable, the Company encountered a day-one derivative loss of $41,902 related to the recognition of (i) the hybrid note and (ii) the derivative instrument arising from the fair value measurement due to the fair value of the hybrid note and embedded derivative exceeding the proceeds that the Company received from the arrangement. Therefore, the Company was required to record a loss on the derivative financial instrument. In addition, the fair value will change in future periods, based upon changes in the Company’s common stock price and changes in other assumptions and market indicators used in the valuation techniques. These future changes will be recognized in changes in fair value of derivatives on the Company’s statement of operations.  At June 30, 2014, these convertible note payable, at fair value, were recorded at $265,000. Accordingly, the company recognized loss of $6,675 in changes in fair value of derivative on the Company’s statement of operations at June 30, 2014.

In addition, the proceeds of $208,597 received as a result of the issuance of these convertible notes is attributable to the value of the call option embedded in the note, which was recorded as a debt discount and will be amortized over the term of the note under the interest method. Amortization for the six months ended June 30, 2014 is $35,242.

The following is a summary of changes in the fair market value of the derivative liability during the six months ended June 30, 2014 and the year ended December 31, 2013, respectively:

Derivative
Liability
Total

Balance, December 31, 2012	$-
Increase in derivative value due to issuances of convertible promissory notes	-
Change in fair market value of derivative liabilities due to the mark to market adjustment	-
Balance, December 31, 2013	$-
Increase in derivative value due to issuances of convertible promissory notes	250,499
Change in fair market value of derivative liabilities due to the mark to market adjustment	6,675
Balance, June 30, 2014	$$257,174

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

During March, 2014, the Company granted 7,000,000 shares of the Company’s common stock to a subscriber at a price per share of $0.005 for total proceeds of $35,000. These shares were accrued in common stock issuable at March 31, 2014 as the shares were not issued until April 2014.

During April, 2014, the Company issued 7,000,000 shares of the Company’s common stock to a subscriber at a price per share of $0.005 for total proceeds of $35,000.

During May, 2013, the Company issued 31,500,000 shares of the Company’s common stock to a subscriber at a price per share of $0.01 for total proceeds of $315,000.

During November, 2013, the Company issued 8,000,000 shares of the Company’s common stock to six subscribers at a price per share of $0.005 for total proceeds of $40,000.

Common stock issued for services

During February, 2014, the Company issued 5,000,000 shares of the Company’s restricted common stock to a consultant for consulting services for a term of one year. The shares were valued at $0.02 per share, the closing price of the stock on the date of grant. The Company recorded an equity compensation charge of $100,000 during the six months ended June 30, 2014. The fair value of common stock issued for services was fully expensed on the date of grant due to no clawback provision in the agreement.

During February, 2014, the Company granted 5,000,000 shares of the Company’s restricted common stock to a consultant for consulting services for a term of one year. The shares were valued at $0.015 per share, the closing price of the stock on the date of grant. The Company recorded an equity compensation charge of $75,000 during the six months ended June 30, 2014. The fair value of common stock issued for services was fully expensed on the date of grant due to no clawback provision in the agreement.

During March, 2014, the Company granted 5,000,000 shares of the Company’s restricted common stock to a consultant for consulting services for a term from six months. The 1,500,000 shares were issued, and the remaining 3,500,000 shares will be issued in connection with the agreement following the filing of a new S-8 Stock Plan. The 3,500,000 shares were accrued in common stocks issuable with a fair value of $35,000. The shares were valued at $0.01 per share, the closing price of the stock on the date of grant. The Company recorded an equity compensation charge of $50,000 during the six months ended June 30, 2014. The fair value of common stock issued for services was fully expensed on the date of grant due to no clawback provision in the agreement.

DMH INTERNATIONAL, INC.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

6.  Common shares (continued)

Common stock issued for services (Continued)

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

During October, 2013, the Company issued a total of 4,500,000 shares of the Company’s restricted common stock to six consultants for consulting services that have been rendered. The shares were valued at $0.0091 per share, the closing price of the stock on the date of grant. The Company recorded an equity compensation charge of $40,950 during the year ended December 31, 2013. The fair value of common stock issued for services was fully expensed on the date of grant due to no clawback provision in the agreement.

During November, 2013, the Company issued a total of 3,500,000 shares of the Company’s restricted common   stock to six consultants for investor relations and consulting services for a term from six months to one year. The shares were valued in the range from $0.012 to $0.024 per share, the closing price of the stock on the date of grant. The Company recorded an equity compensation charge of $68,200 during the year ended December 31, 2013. The fair value of common stock issued for services was fully expensed on the date of grant due to no clawback provision in the agreement.

7.  Restatement of financial statements

The unaudited financial statements for the period ended March 31, 2014, filed with the SEC on May 15, 2014, have been restated as a result of management’s determination that the Company’s accounting treatment pertaining to the issuance of 5,000,000 shares to consultant with a fair value of $75,000 should be recorded as an expense as of March 31, 2014.

The effect of the restatement on our previously issued audited financial statements as of March 31, 2014 is as follows:

	Restated Balance Sheet
	As Reported	Adjustments	Restated

Total Assets	$4,294	$-	$4,294

Total Liabilities	$1,024,097	$-	$1,024,097

STOCKHOLDERS’ DEFICIT

Preferred stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share; Issued and outstanding: nil preferred shares	-	-	-
Common stock	283,000	-	283,000
Authorized: 450,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 283,000,000 and 271,500,000 common shares at March 31, 2014 and December 31, 2013, respectively.
Common stock issuable	70,000	75,000	145,000
Additional paid-in capital	1,039,041	-	1,039,041
Deficit accumulated during development stage	(2,411,844)	(75,000)	(2,486,844)
Total Stockholders’ Deficit	$(1,019,803)	$-	$(1,019,803)

	Restated Statement of Operations
	As Reported	Adjustments	Restated

Revenues	$-	$-	$-
Operating Expenses
General and administrative	1,963	-	1,963
Management fees	15,000	-	15,000
Professional fees	245,450	75,000	320,450
Wages and salaries	-	-	-
Total Operating Expenses	262,413	75,000	337,413
Other Expenses
Amortization of debt discount	3,111	-	3,111
Change in fair value of derivatives	11,000	-	11,000
Imputed interest	14,689	-	14,689
Total Other Expenses	28,800	-	28,800
Net Loss	(291,213)	(75,000)	(366,213)
Net Loss per Share – Basic and Diluted	(0.00)		(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	278,733,333		278,733,333

	Restated Statements of Cash Flows
	As Reported	Adjustments	Restated
	$	$	$
Operating Activities
Net loss for the period	(291,213)	(75,000)	(366,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	14,689	-	14,689
Amortization of debt discount	3,111	-	3,111
Change in fair value of derivatives	11,000	-	11,000
Stock issued for services	150,000	75,000	225,000
Changes in operating assets and liabilities:
Accounts Payable – Related Party	15,000	-	15,000
Accounts payable and Accrued liabilities	392	-	392
Net Cash Used in Operating Activities	(97,021)	-	(97,021)
Financing Activities
Due to related parties – borrowings	2,315	-	2,315
Due to related parties – repayments	(26,000)	-	(26,000)
Proceeds from loan	40,000	-	40,000
Proceeds from common stock subscribed	85,000	-	85,000
Net Cash Provided By Financing Activities	101,315	-	101,315
Increase (decrease) in Cash	4,294	-	4,294
Cash – Beginning of Period	-	-	-
Cash – End of Period	4,294	-	4,294
Non-cash financing activities:
Transfer of loan	-	-	-
Recognition of derivative liability	40,000	-	40,000
Effect of reverse merger	-	-	-

8.  Subsequent Events

On July 25, 2014, the Company issued a convertible redeemable Note in the amount of $250,000. $125,000 each of the proceeds was received on June 25, 2014 and July 25, 2014, respectively (Total $250,000). The Note carries interest at 8% annum and matures on January 25, 2015. The Note holder is entitled to convert all or a portion of the principal into shares of common stock at a conversion price of the lower of $0.01 or 60% the average three lowest VWAP prices in the 15 trading days prior to the conversion date. The Holder shall not be entitled to convert the Note in connection with that number of shares of Common Stock which would be in excess of the sum of (i) the number of shares of Common Stock beneficially owned by the Holder and its affiliates on a Conversion Date, and (ii) the number of shares of Common Stock issuable upon the conversion of the Note would result in beneficial ownership by the Holder and its affiliates of more than 4.99% of the issued and outstanding shares of Common Stock of the Borrower on such Conversion Date. Also, the aggregate conversion by the Holder may not exceed 9.99% if a form 13d or equivalent is filed (See Note 5).

Effective July 22, 2014, we acquired all of the outstanding shares of Virtual Physician's Network. We filed Articles of Merger with the State of Florida on July 22, 2014, at which time Virtual Physician's Network was merged into us and became our wholly owned subsidiary.

DMH International, Inc. is referred to hereinafter as “we”, “us” or “our”

Forward Looking Statements

This Quarterly Report on Form 10-Q for the period ending June 30, 2014, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they never materialize or prove incorrect, could cause our results of to differ materially from those expressed or implied by such forward-looking statements. The words or phrases "would be," "will allow, "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." We are subject to risks detailed in Item 1(a).  All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including: (a) any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; and (b) any statements of the plans, strategies and objectives of management for future operations; and (c) any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The Company was incorporated in the state of Florida on March 26, 2010.  In anticipation of a business combination, in December 2012, we entered into the merger agreement with Touch Medical Solutions, Inc., whereby we assumed TMSI’s business operations. On July 22, 2014 we merged with Virtual Physician's Network (VPN). We are currently in the business of developing and bringing to market a suite of medical software products.  Our principal executive offices are located at 12502 West Atlantic Blvd., Coral Springs, Florida.

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

In January 2013, we signed an exclusive agreement with MyDICOM, LLC and ChangZhou Wealth Information & Technology Co. Ltd to provide product development, deployment and support. The agreement allows us to continually improve our product offerings while managing our expenses. The engineers and employees of MyDICOM and ChangZhou Wealth Information & Technology Co. Ltd were to function as a de facto arm of the company in supplying the contractual support. In May of 2013, we terminated the agreement with MyDICOM.

In October 2013 we announced a definitive Letter of Intent to merge with the Virtual Physician's Network (VPN), a mobile healthcare business applications company offering the first fully integrated virtual event and professional networking platform combined with proprietary practice building tools for surgeons, healthcare professionals and medical vendors. Virtual Physician's Network provides this through the Virtual Physician's Network mobile app available in the App store (Apple devices), Google Play (Droid devices) and on their web based application. The merger was completed on July 22, 2014.

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

Virtual Physician's Network

There are over 100 million surgeries and procedures performed in the United States each year in over 6,000 hospitals and 5,000 surgery centers. These staggering figures combined with the archaic use of current technology to coordinate all these events between surgeons, institutions and medical vendors and their professional societies has created a chaotic, wasteful, and inefficient system.

Virtual Physician’s Network is a HIPAA compliant and private mobile and web based app solution specifically designed to help improve clinical and financial outcomes for all the stakeholders participating in these 100 million surgical events. These stakeholders include surgeons, hospitals, surgery centers, healthcare professionals, medical device/pharma vendors and medical associations and societies.

We currently provide the Virtual Physician’s Network solutions through the App Store (IOS devices) and Google Play (Droid devices) as well as a web based solution through our Virtual Physician’s Network website www.virtualphysiciansnetwork.com.

The adoption of the Virtual Physician’s Network technology will be initially driven through the our beta group and key industry trade shows such as NASS (North American Spine Society) and AAOS (American Academy of Orthopaedic Surgeons). Further adoption will then be driven by sales representation from participating medical vendors.

Beta Launch

Because surgeons in their particular specialties such as Spine or Orthopedics have an incredibly strong industry influence on all the stakeholders in the healthcare space, Virtual Physician’s Network will focus their initial implementation and marketing efforts on surgeon adoption.

We are currently in the process of rolling out the Virtual Physicians Network v 1.0 mobile and web based app technology to key industry thought leaders in the orthopedic spine and neurosurgical spine markets in the U.S. These initial beta users include but are not limited to groups in FL, CA, MI, WV, NV, and NJ. Upon the successful implementation of the beta release of Virtual Physicians Network v. 1.0, we anticipate additional adoption from the peers and colleagues of these key thought leaders. Our beta launch is scheduled to be completed by the end of Q3, 2014.

The Virtual Physician’s Network platform is designed to accommodate all surgical and procedural specialties. Our goal is to expand into general orthopedics and cardiology for all the associated stakeholders in 2015.

Surgeon members experience

We currently offer surgeon members five core practice building tools through the Virtual Physician’s Network as well as an interactive HIPAA compliant surgical calendar. These tools include: Book a Case, Contact My Rep, Education, Product Info, CME. Our goal is to add our Outcomes tool in Q4 of 2014.

Medical Vendor members experience

We currently offer medical vendors two core tools to help vendor reps streamline and effectively manage their communications and requests from their surgeon customers: Confirm a Case and My Messages. We intend to add Education and Product Info tools in Q3 of 2014.

Our technology gives vendor reps instant and secure communication with their customers for case booking and communication. This not only eliminates costly mistakes but also saves valuable time allowing them to work more efficiently. We also give the companies that they represent a compelling platform to promote new devices and techniques to their surgeon and hospital customers through marketing experiences in the app.

Virtual Physician’s Network will provide support and training to these organizations to effectively promote the use of their Virtual Physicians Network app throughout the beta rollout in 2014.

Healthcare Professional members experience

We plan on releasing our Healthcare Professional experience in v. 2.0 of the Virtual Physician’s Network mobile app in late Q4. This experience will have four core tools for healthcare professionals to effectively be linked to the surgeons and vendors that are working in their hospitals and surgery centers. These tools include: My Cases, My Messages, Education and Product Info.

This gives all healthcare professionals that are involved in these surgical events the ability to instantly keep track of and privately respond to all requests and communications between their surgeons and vendors. It also provides them with an intuitive and quick reference to industry specific education and product information.

Professional Societies and Associations

Each year there are over 2,000 medical societies and associations that have an annual meeting. These industry meetings host large numbers of their membership and are sponsored by medical device and pharma companies. They typically include surgeons that are industry thought leaders as faculty for each meeting and focus on the latest techniques, procedures, treatments and technology most relevant to their specialties.

We plan on showcasing the Virtual Physician’s Network technology at many of these key meeting over the next 18 months. These industry meetings represent an excellent marketing opportunity for Virtual Physician’s Network to gain adoption from all of their targeted stakeholders who attend these events together.

Virtual Physician’s Network also provides these organizations with a more effective way to deliver Continuing Medical Education (CME) experiences, meeting information, and other educational experiences to their membership through the Virtual Physician’s Network app.

TouchPACS

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

Our goal is to bring a fully integrated PACS/RIS/EMR package to market within a realistic timeframe in order to meet FDA and the American Recovery and Reinvestment Act of 2009 (“ARRA”) standards, starting with an innovative EMR framework as a basis for future product expansions.   The stated project goal is to begin marketing a combined PACS/RIS/EMR solution by the end of 2014. With a CCHIT qualified EMR fully integrated with TouchPACS, we will be qualified for ARRA reimbursement.

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

PACS

By the end of 2014, we plan bring to market our Enterprise PACS system (TouchPACS) at a competitive price point.  The focus of TouchPACS is to keep hardware and subscription costs affordable, making it an option for any size or type of clinical practice.  In addition to a traditional PACS system on-site, TouchPACS will also offer offsite content storage, automated backup solutions, and remote software access via a web based portal product. These traditionally have been separate offerings and have represented a significant integration challenge for the small to mid-sized medical practice. We plan that TouchPACS will also provide the ability to link multiple offices, providing practices the ability to have a single system supporting all sites in which they practice.

Clinical Trial Management

In the first quarter of 2015, we plan to launch a Clinical Trial Management Solution or Laboratory Information System (TouchCT). Both the Clinical Trial Management Solutions and the TouchEMR product share many core requirements offering an opportunity to expand functionality of the TouchEMR product to satisfy trial management needs.  An electronic Clinical Trial Management system can provide service to drug development and medical research companies who are in the process of bringing clinical products to market in a newly regulated drug certification process.

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

Android

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

Results of Operations

Comparison of Three Months Periods Ended June 30, 2014 and June 30, 2013

Operating Revenues

Operating revenues since the Company’s inception has been $nil.

Operating Expenses,

During the three months ended June 30, 2014, the Company incurred operating expenses of $106,951 compared with $363,797 during the three months ended June 30, 2013.  The decrease in operating expenses was attributed to a decrease in professional fees of $256,770 and a general decrease of $76 in general and administrative expenses.

Other expenses

Total other expenses for the three months ended June 30, 2014 was $84,230, as compared to total other expenses for the three months ended June 30, 2013 of $16,560. The increase of $67,670 and approximately 409% in total other expenses was as a result of an increase in amortization of debt discount from $0 to $32,131, an increase in change in fair value of derivatives from $0 to $37,577 relating to the fluctuation of the liability related to convertible debt carried at fair, an increase of interest expense from $0 to $139, and offset by the slightly decrease in imputed interest from $16,560 to $14,383 relating to imputed interest at 8% per annum on related party loans,

Net Loss

For the three months ended June 30, 2014, the Company recorded a net loss of $191,181 compared with $380,357 for the three months ended June 30, 2013.

Comparison of Six Months Periods Ended June 30, 2014 and June 30, 2013

Operating Revenues

Operating revenues since the Company’s inception has been $nil.

Operating Expenses,

During the six months ended June 30, 2014, the Company incurred operating expenses of $444,364 compared with $498,011 during the six months ended June 30, 2013.  The decrease in operating expenses was attributed to a decrease in professional fees of $50,820 and a general decrease of $2,827 in general and administrative expenses.

Other expenses

Total other expenses for the six months ended June 30, 2014 was $113,030, as compared to total other expenses for the six months ended June 30, 2013 of $28,386. The increase of $84,644 and approximately 298% in total other expenses was as a result of an increase in amortization of debt discount from $0 to $35,242, an increase in change in fair value of derivatives from $0 to $48,577 relating to the fluctuation of the liability related to convertible debt carried at fair, an increase of interest expense from $0 to $139, and an increase in imputed interest from $28,386 to $29,072 relating to imputed interest at 8% per annum on related party loans,

Net Loss

For the six months ended June 30, 2014, the Company recorded a net loss of $557,994 compared with $526,397 for the six months ended June 30, 2013.

Working Capital

	June 30, 2014 $	December 31, 2013 $
Current Assets	118,080	-
Current Liabilities	1,314,681	978,279
Working Deficits	(1,196,601)	(978,279)

Cash Flows

	Six Months ended June30, 2014 $	Six Months ended June30, 2013 $
Cash Flows used in Operating Activities	(190,785)	(191,902)
Cash Flows from Financing Activities	298,865	195,246
Net Increase in Cash During Period	108,080	3,344

Liquidity and Capital Resources

As at June 30, 2014, the Company’s cash and total asset balance was $118,080 compared to $nil at December 31, 2013.

As of June 30, 2014, the Company had total liabilities of $1,314,681 compared with total liabilities of $978,279 at December 31, 2013.  The increase in liabilities is primarily due to the derivative liabilities related to the convertible debt carried at fair value.

As of June 30, 2014, the Company had a working capital deficit of $1,196,601 compared with a working capital deficit of $978,279 as of December 31, 2013.  The increase in the working capital deficit is primarily attributed to the derivative liabilities related to the convertible debt carried at fair value.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2014, we carried out an evaluation under the supervision and the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2014, as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”).  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, because of the material weaknesses in internal control over financial reporting discussed in Section 9A of our annual report on Form 10-K, our disclosure controls and procedures were not effective, at a reasonable assurance level, as of June 30, 2014. In light of this, we performed additional post-closing procedures and analyses in order to prepare the Condensed Consolidated Financial Statements included in this report. As a result of these procedures, we believe our Condensed Consolidated Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.  A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

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

Changes in Internal Control over Financial Reporting

During the first quarter we continued the enhancement of our internal controls. Otherwise, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2014 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During February, 2014, the Company granted 5,000,000 shares of the Company’s restricted common stock to a consultant for consulting services for a term of one year. The shares were valued at $0.015 per share, the closing price of the stock on the date of grant. The Company recorded an equity compensation charge of $75,000 during the six months ended June 30, 2014. The shares were issued during May 2014. The fair value of common stock issued for services was fully expensed on the date of grant due to no clawback provision in the agreement.

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

DMH INTERNATIONAL, INC.
Registrant

Dated: August 18, 2014	/s/ Rik J. Deitsch
Rik J. Deitsch
Chief Executive Officer

Dated: August 18, 2014	/s/ Jason Barry
Jason Barry
Chief Financial Officer