Form 10-Q
period 2014-09-30
DMH INTERNATIONAL, INC.
filed 2014-11-20
CIK 1496819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2014

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

The number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of November 19, 2014 there were 329,843,166 shares of common stock.

DMH INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	$	$
	(Unaudited)
ASSETS

Cash	41,107	-
Total current assets	41,107	-
Goodwill	1,610,353	-
Total Assets	1,651,460	-

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	239,542	224,018
Accounts payable – related party	266,522	221,522
Due to related parties	483,604	532,739
Convertible debt-net of discount of $97,326 and $0, respectively	266,674	-
Derivative liability	213,655	-
Total Liabilities	1,469,997	978,279

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share; Issued and outstanding: nil preferred shares	-	-
Common stock	323,429	271,500
Authorized: 450,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 323,428,451 and 271,500,000 common shares at September 30, 2014 and December 31, 2013, respectively.
Preferred stock issuable	1,600,000	-
Common stock issuable	35,000	-
Additional paid-in capital	1,292,929	870,852
Deficit accumulated	(3,069,895)	(2,120,631)
Total Stockholders’ Equity (Deficit)	181,463	(978,279)
Total Liabilities and Stockholders’ Equity (Deficit)	1,651,460	-

(The accompanying notes are an integral part of these unaudited financial statements)

DMH INTERNATIONAL, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	$	$	$	$

Revenues	-	-	-	-
Operating Expenses
General and administrative	13,289	5,660	24,503	19,701
Management fees	15,000	15,000	45,000	45,000
Professional fees	212,135	149,650	615,285	603,620
Research and development	65,447	-	65,447	-
Total Operating Expenses	305,871	170,310	750,235	668,321
Other Expenses
Interest expense	4,555	-	4,694	-
Amortization of debt discount	76,029	-	111,271	-
Change in fair value of derivatives	(9,362)	-	39,215	-
Imputed interest	14,777	14,109	43,849	42,495
Total Other Expenses	85,999	14,109	199,029	42,495
Net Loss	(391,870)	(184,419)	(949,264)	(710,816)
Net Loss per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	301,406,397	212,500,000	290,309,115	188,179,487

(The accompanying notes are an integral part of these unaudited financial statements)

DMH INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2014	2013
	$	$
Operating Activities
Net loss for the period	(949,264)	(710,816)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	43,849	42,495
Amortization of debt discount	111,271	-
Change in fair value of derivatives	39,215	-
Stock issued for services	320,000	372,600
Changes in operating assets and liabilities:
Accounts Payable – Related Party	45,000	45,000
Accounts payable and Accrued liabilities	15,524	35,969
Net Cash Used in Operating Activities	(374,405)	(214,752)
Investing Activities
Cash acquired in merger	11,947	-
Advance paid in connection with merger	(20,000)	-
Net Cash Used in Investing Activities	(8,053)	-
Financing Activities
Due to related parties – borrowings	12,865	25,100
Due to related parties – repayments	(64,300)	(122,004)
Proceeds from loan	390,000	-
Proceeds from common stock subscribed	85,000	315,000
Net Cash Provided By Financing Activities	423,565	218,096
Increase in Cash	41,107	3,344
Cash – Beginning of Period	-	64
Cash – End of Period	41,107	3,408
Non-cash financing activities:
Common stocks issued for debt conversions	60,157	-
Recognition of derivative liability	208,597	-
Effect of reverse merger	-	-

(The accompanying notes are an integral part of these unaudited financial statements)

DMH INTERNATIONAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.   Description of Business and Reverse Acquisition

a)   Description of Business

DMH International, Inc. (the “Company”) was incorporated in the state of Florida on March 26, 2010.

b)   Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the nine months ended September 30, 2014, the Company has a working capital deficit of $1,428,890 and accumulated deficit of $3,069,895. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

d)   Merger

Effective July 22, 2014, the Company acquired all of the outstanding shares of Virtual Physician’s Network through issuance of 10,000,000 shares of the Company’s convertible preferred stock. Each share of our preferred stock has the voting rights of 20 shares of our common stock. Virtual Physician's Network was merged into the Company and became the Company’s wholly owned subsidiary. As of September 30, 2014, these shares have not been issued due to administrative delay. The 10,000,000 shares of convertible preferred stocks were accrued in preferred stocks issuable with a fair value of $1,600,000. Each share of convertible preferred stock was valued at 20 times of closing price of common stock price of $0.008 on the date of merger.

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

d)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As at September 30, 2014 and December 31, 2013, the Company had no cash equivalents.

e)

Property and Equipment

Property and equipment is comprised of computer equipment and is recorded at cost.  The Company amortizes the cost of equipment on a straight-line basis over their estimated useful lives of three years. The Company reviews all property and equipment for impairment annually.

f)

Goodwill

The Company evaluates the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit's carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies' data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.

g)

Revenue Recognition

Revenue will be recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is assured.  The Company is not exposed to any credit risks as amounts are prepaid prior to performance of services.

DMH INTERNATIONAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

2.  Summary of Significant Accounting Policies (continued)

h)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of September 30, 2014 and 2013, the Company has 236,727,869 and 0 shares convertible under note agreement that are anti-dilutive and not included in diluted loss per share.

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

The following table presents assets and liabilities that were measured and recognized at fair value as of September 30, 2014 and December 31, 2013 on a recurring basis:

	Fair Value Measurements at September 30, 2014
Description	Level 1	Level 2	Level 3	Total Realized Loss
Derivative Liability	$-	$-	$213,655	$-
Totals	$-	$-	$213,655	$-

Fair Value Measurements at December 31, 2013
Description	Level 1	Level 2	Level 3	Total Realized Loss
Derivative Liability	$-	$-	$-	$-
Totals	$-	$-	$-	$-

DMH INTERNATIONAL, INC.

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

k)

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities”. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively. The early adoption of ASU 2014-10 removed the development stage entity financial reporting requirements from the Company.

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance requires that share-based compensation that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

In June 2014, the FASB issued ASU No. 2014-10: Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation , to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements of development stage entities. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public companies, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The adoption of ASU 2014-10 is not expected to have a material impact on our financial position or results of operations.

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

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-

Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

-

Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

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

3.   Related Party Transactions

a)

As of September 30, 2014 and December 31, 2013, the Company owes $89,216 to the CFO of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand. Imputed interest at 8% has been expensed and recorded as additional paid-in capital of $5,338 and $5,859 for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014 and December 31, 2013, $165,000 and $120,000 included in accounts payable is the management fees owed to CFO, respectively. At September 30, 2014 and December 31, 2013, $101,522 included in accounts payable and accrued liabilities is owed to a company formerly controlled by the CFO of the Company. These amounts owing are unsecured, non-interest bearing, and due on demand. Imputed interest at 8% has been expensed and recorded as additional paid-in capital of $14,159 and $10,443 for the nine months ended September 30, 2014 and 2013, respectively.

b)

As of September 30, 2014 and December 31, 2013, the Company owes $392,088 and $443,523, respectively to the CEO and companies controlled by him. The amounts owing are unsecured, non-interest bearing, and due on demand. The amount owing has an imputed interest at 8%.  Imputed interest at 8% has been expensed and recorded as additional paid-in capital of $24,352 and $26,193 for the nine months ended September 30, 2014 and 2013, respectively.

c)

As of September 30, 2014 and December 31, 2013, the Company owes $2,300 and $0, respectively to a company controlled by a shareholder of the Company.

DMH INTERNATIONAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

4.   Convertible Notes

On March 3, 2014, the Company issued a convertible redeemable Note in the amount of $40,000. The proceeds were received on March 7, 2014. The Note carries interest at 9% annum and matures on March 3, 2015. The Note holder is entitled to convert all or a portion of the principal into shares of common stock at a conversion price of 58% the average two lowest closing bid price in the 20 trading days prior to the conversion date. During the nine months ended September 30, 2014, the debt holder made two conversions of a total of 13,428,451 shares of the company’s restricted stock satisfying $26,000 of the note with a fair value of $60,157 (See Note 6).

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

On July 25, 2014, the Company issued a convertible redeemable Note in the amount of $250,000. $125,000 each of the proceeds was received on June 25, 2014 and July 25, 2014, respectively (Total $250,000). The Note carries interest at 8% annum and matures on January 25, 2015. The Note holder is entitled to convert all or a portion of the principal into shares of common stock at a conversion price of the lower of $0.01 or 60% the average three lowest VWAP prices in the 15 trading days prior to the conversion date. The Holder shall not be entitled to convert the Note in connection with that number of shares of Common Stock which would be in excess of the sum of (i) the number of shares of Common Stock beneficially owned by the Holder and its affiliates on a Conversion Date, and (ii) the number of shares of Common Stock issuable upon the conversion of the Note would result in beneficial ownership by the Holder and its affiliates of more than 4.99% of the issued and outstanding shares of Common Stock of the Borrower on such Conversion Date. Also, the aggregate conversion by the Holder may not exceed 9.99% if a form 13d or equivalent is filed.

In the evaluation of the financing arrangements, the Company concluded that the conversion features did not meet the conditions set forth in current accounting standards for equity classification. Since equity classification is not available for the conversion feature, it requires bifurcation and liability classification, at fair value. The Company elected to account for the hybrid contract under the guidance of ASC 815-15-25-4. The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a binomial option pricing model. In connection with the issuance of these convertible notes payable, the Company encountered a day-one derivative loss of $41,902 related to the recognition of (i) the hybrid note and (ii) the derivative instrument arising from the fair value measurement due to the fair value of the hybrid note and embedded derivative exceeding the proceeds that the Company received from the arrangement. Therefore, the Company was required to record a loss on the derivative financial instrument. In addition, the fair value will change in future periods, based upon changes in the Company’s common stock price and changes in other assumptions and market indicators used in the valuation techniques. These future changes will be recognized in changes in fair value of derivatives on the Company’s statement of operations.  At September 30, 2014, these convertible note payable, at fair value, were recorded at $213,655 (See Note 5). Accordingly, the company recognized gain of $2,687 in changes in fair value of derivative on the Company’s statement of operations at September 30, 2014

In addition, the proceeds of $208,597 received as a result of the issuance of these convertible notes is attributable to the value of the call option embedded in the note, which was recorded as a debt discount and will be amortized over the term of the note under the interest method. Amortization for the nine months ended September 30, 2014 is $111,271.

5.   Derivative Liabilities

As discussed in Note 4 under Convertible Notes, the Company issued convertible notes payable that provide for the issuance of convertible notes with variable conversion provisions. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the note is indeterminate. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion shares to be issued were recorded as derivative liabilities on the issuance date. The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a binomial option pricing model. The changes in fair value of derivatives for $39,215 on the Company’s statement of operations consisted of a loss of $41,902 due to the value in excess of the face value of the convertible notes and a gain of $2,687 attributable to market value of the convertible notes.

DMH INTERNATIONAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

5.   Derivative Liabilities (Continued)

The following is a summary of changes in the fair market value of the derivative liability during the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively:

Derivative Liability Convertible debts Total
Balance, December 31, 2013	$-
Increase in derivative value due to issuances of convertible promissory notes	250,499
Decrease in derivative value due to issuances of common stocks for conversions	(34,157)
Change in fair market value of derivative liabilities due to the mark to market adjustment	(2,687)
Balance, September 30, 2014	$$213,655

6.   Common shares

Convertible preferred stock issued for merger

On July 22, 2014, the Company acquired all of the outstanding shares of Virtual Physician's Network through issuance of 10,000,000 shares of convertible preferred stock. Each share of convertible preferred stock has the voting rights of 20 shares of the Company’s common stock. Upon the occurrence of a mandatory conversion event, which occurs immediately following the business day on which the Corporation’s shareholders have approved an amendment to the Corporation’s Articles of Incorporation which provide for a sufficient number of authorized common stock which will permit the holders of the convertible preferred stock to convert such shares into the Company’s Common Stock, the outstanding shares of convertible preferred stock shall automatically be converted at a conversion rate of 20 shares of Common Stock for every 1 share of convertible preferred stock. As of September 30, 2014, these shares have not been issued due to administrative delay. They were valued at $1,600,000, which is 20 times of closing price of common stock price of $0.008 on the date of merger. As of September 30, 2014, these shares have not been issued due to administrative delay. The 10,000,000 shares of convertible preferred stocks were accrued in preferred stocks issuable with a fair value of $1,600,000.

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

DMH INTERNATIONAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

6.   Common shares (Continued)

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

Common stock issued for services

During August, 2014, the Company issued a total of 5,000,000 shares of the Company’s restricted common stock to two consultants for consulting services rendered. The shares were valued at $0.007 per share, the closing price of the stock on the date of grant. The Company recorded an equity compensation charge of $35,000 during the nine months ended September 30, 2014. The fair value of common stock issued for services was fully expensed on the date of grant due to no clawback provision in the agreement.

During September, 2014, the Company issued 10,000,000 shares of the Company’s restricted common stock to a consultant for consulting services for a term of one year. The shares were valued at $0.006 per share, the closing price of the stock on the date of grant. The Company recorded an equity compensation charge of $60,000 during the nine months ended September 30, 2014. The fair value of common stock issued for services was fully expensed on the date of grant due to no clawback provision in the agreement.

During February, 2014, the Company issued 5,000,000 shares of the Company’s restricted common stock to a consultant for consulting services for a term of one year. The shares were valued at $0.02 per share, the closing price of the stock on the date of grant. The Company recorded an equity compensation charge of $100,000 during the nine months ended September 30, 2014. The fair value of common stock issued for services was fully expensed on the date of grant due to no clawback provision in the agreement.

During February, 2014, the Company issued 5,000,000 shares of the Company’s restricted common stock to a consultant for consulting services for a term of one year. The shares were valued at $0.015 per share, the closing price of the stock on the date of grant. The Company recorded an equity compensation charge of $75,000 during the nine months ended September 30, 2014. The fair value of common stock issued for services was fully expensed on the date of grant due to no clawback provision in the agreement.

During March, 2014, the Company granted a total of 5,000,000 shares of the Company’s restricted common stock to a consultant for consulting services for a term from six months. The 1,500,000 shares were issued, and the remaining 3,500,000 shares will be issued in connection with the agreement following the filing of a new S-8 Stock Plan. The 3,500,000 shares were accrued in common stocks issuable with a fair value of $35,000. The shares were valued at $0.01 per share, the closing price of the stock on the date of grant. The Company recorded an equity compensation charge of $50,000 during the ninemonths ended September 30, 2014. The fair value of common stock issued for services was fully expensed on the date of grant due to no clawback provision in the agreement.

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

DMH INTERNATIONAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

6.   Common shares (Continued)

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

Common Stock Issued for Debt Conversions

During September, 2014, following the convertible note agreement in the amount of $40,000 on March 3, 2014, the debt holder made the following conversions of a total of 13,428,451 shares of the company’s restricted stock satisfying $26,000 of the note with a fair value of $60,157 (See Note 4).

Date	Number of shares converted	Fair Value of Debt Converted
9/15/2014	6,708,698	$30,634
9/22/2014	6,719,753	$29,523

7.   Merger

On July 22, 2014, we completed the Merger Agreement with Virtual Physician's Network. Pursuant to the agreement, the Company acquired all of the outstanding shares of Virtual Physician's Network through issuance of 10,000,000 shares of the Company’s convertible preferred stock. Each share of preferred stock has the voting rights of 20 shares of our common stock. Virtual Physician's Network was merged into the Company and became the Company’s wholly owned subsidiary. As of September 30, 2014, these shares have not been issued due to administrative delay. The 10,000,000 shares of convertible preferred stocks were accrued in preferred stocks issuable with a fair value of $1,600,000. Each share of convertible preferred stock was valued at 20 times of closing price of common stock price of $0.008 on the date of merger.

DMH INTERNATIONAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

7.   Merger (Continued)

This acquisition was accounted for as a business combination under the purchase method of accounting, given that substantially all of the Company’s assets and ongoing operations were acquired. The purchase resulted in $1,610,353 of goodwill. According to the purchase method of accounting, the Company recognized the identifiable assets acquired and liabilities assumed as follows:

July 22, 2014
Consideration:
Preferred convertible stock issued	$1,600,000
Cash paid prior to closing	20,000
Total consideration given	1,620,000

Fair value of identifiable assets acquired and liabilities assumed:
Cash	$11,947
Due to a related party	(2,300)
Total fair value of assets acquired and liabilities assumed	9,647

Consideration paid in excess of fair value (Goodwill)(1)	1,610,353

(1)  The consideration paid in excess of the net fair value of assets acquired and liabilities assumed has been recognized as goodwill.

Management believes the product line of Virtual Physician's Network acquired will enable the Company to enhance their business model and strengthen its future cash flows to fund operations and take advantage of additional growth opportunities.

8.   Subsequent Events

During October, 2014, following the convertible note agreement in the amount of $40,000 on March 3, 2014, the debt holder made the third conversions of a total of 2,904,864 shares of the company’s restricted stock satisfying $8,000 of the note.

During October, 2014, following the convertible note agreement in the amount of $50,000 on March 31, 2014, the debt holder made two conversions of a total of 3,509,851 shares of the company’s restricted stock satisfying $10,000 of the note.

DMH International, Inc. is referred to hereinafter as “we”, “us” or “our”

Forward Looking Statements

This Quarterly Report on Form 10-Q for the period ending September 30, 2014, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they never materialize or prove incorrect, could cause our results of to differ materially from those expressed or implied by such forward-looking statements. The words or phrases "would be," "will allow, "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." We are subject to risks detailed in Item 1(a).  All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including: (a) any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; and (b) any statements of the plans, strategies and objectives of management for future operations; and (c) any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

On March 26, 2014 we announced that we were expanding our Advisory Board in anticipation of the completion of the announced merger with the Virtual Physician's Network (VPN). In anticipation of the closing, DMH is expanding our Advisory Board to include medical professionals that will aid in the testing, utilization and promotion of the Company's software products.

On July 24, 2014 we announced that the much-anticipated merger of DMHI and Virtual Physicians Network was completed. As anticipated, the CEO of Virtual Physicians Network, George England, assumed the same role for DMHI. The former CEO of DMH International, Rik J Deitsch, will stay on with DMHI and serve as Chairman of the Board.

On July 31, 2014 we announced that Miracle Mile Medical Center (MMMC) in Los Angeles, CA has agreed to participate in the beta launch of Virtual Physician's Network (VPN). Miracle Mile Medical Center is located in the heart of the beautiful Miracle Mile District in Los Angeles, CA. Their facility is dedicated to providing quality, clinical care in a compassionate and warm atmosphere. MMMC was founded in 2004 by Gil Tepper, M.D., F.A.C.S. and offers inpatient, outpatient and specialized services to the community. Dr. Tepper is a nationally recognized orthopedic spine surgeon and the current Chief of Staff at MMMC.

On August 5, 2014 we announced that Florida Back Institute in Boca Raton, FL had agreed to participate in the beta launch of Virtual Physician's Network (VPN). The Florida Back Institute is located in Boca Raton Florida and was founded in 1989 by Orthopedic Spine Surgeon Jeffrey Fernyhough, M.D. and Neurosurgeon Jordan Davis, M.D. For 25 years the Florida Back Institute has offered a complete multi-specialty treatment approach to spinal disorders.

On August 20, 2014 we announced that BUYINS.NET, a leading provider of Regulation SHO compliance monitoring, short sale trading statistics and market integrity surveillance, had initiated coverage on DMH International (DMHI) after releasing the latest short sale data through August 18, 2014. The total aggregate number of shares shorted since August 2013 was approximately 45 million shares. Approximately 26.42% of daily trading volume was short selling. The SqueezeTrigger price for all DMHI shares shorted was $.015.

On August 21, 2014 we announced that Michigan Head and Spine Institute (MHSI) had agreed to participate in the beta launch of Virtual Physician's Network (VPN). The Michigan Head and Spine Institute is one of Michigan's largest groups of neurosurgeons, physiatrists, and neuropsychologists. With 9 locations in the greater southeastern Michigan area, MHSI provides complete care for injuries and diseases related to the head, brain, skull and spine.

On September 10, 2014 we announced that the Joan C. Edwards School of Medicine at Marshall University in Huntington, West Virginia had agreed to participate in the beta launch of Virtual Physician's Network (VPN).

On October 8, 2014 we announced that we will be exhibiting at the North American Spine Society (NASS) 2014 annual meeting next month in San Francisco, CA. Our attendance is part of the national launch of the Virtual Physician's Network mobile technology. The NASS annual meeting is one of the largest academic spine meetings in the world where spine care professionals from around the globe will share the latest information, innovative techniques and procedures, best practices, and new technologies.

On October 23, 2014 we announced that we had agreed to a partnership with Rapid Improvement, Inc., a Natural Language Processing (NLP) technology company in Washington, D.C. This new added feature to the Virtual Physicians Network mobile platform will enhance the value of VPN to their users as well as add an additional revenue stream for DMHI in the form of analytics reporting.

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

We are currently in the process of rolling out the Virtual Physicians Network v 1.0 mobile and web based app technology to key industry thought leaders in the orthopedic spine and neurosurgical spine markets in the U.S. These initial beta users include but are not limited to groups in FL, CA, MI, WV, NV, and NJ. Upon the successful implementation of the beta release of Virtual Physicians Network v. 1.0, we anticipate additional adoption from the peers and colleagues of these key thought leaders. Our beta launch is scheduled to be completed by the end of 2014.

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

Medical Vendor members experience

We currently offer medical vendors two core tools to help vendor reps streamline and effectively manage their communications and requests from their surgeon customers: Confirm a Case and My Messages. We intend to add Education and Product Info tools in Q4 of 2014.

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

Our goal is to bring a fully integrated PACS/RIS/EMR package to market within a realistic timeframe in order to meet FDA and the American Recovery and Reinvestment Act of 2009 (“ARRA”) standards, starting with an innovative EMR framework as a basis for future product expansions.   The stated project goal is to begin marketing a combined PACS/RIS/EMR solution in 2015. With a CCHIT qualified EMR fully integrated with TouchPACS, we will be qualified for ARRA reimbursement.

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

PACS

In 2015, we plan bring to market our Enterprise PACS system (TouchPACS) at a competitive price point.  The focus of TouchPACS is to keep hardware and subscription costs affordable, making it an option for any size or type of clinical practice.  In addition to a traditional PACS system on-site, TouchPACS will also offer offsite content storage, automated backup solutions, and remote software access via a web based portal product. These traditionally have been separate offerings and have represented a significant integration challenge for the small to mid-sized medical practice. We plan that TouchPACS will also provide the ability to link multiple offices, providing practices the ability to have a single system supporting all sites in which they practice.

Clinical Trial Management

By the end of 2015, we plan to launch a Clinical Trial Management Solution or Laboratory Information System (TouchCT). Both the Clinical Trial Management Solutions and the TouchEMR product share many core requirements offering an opportunity to expand functionality of the TouchEMR product to satisfy trial management needs.  An electronic Clinical Trial Management system can provide service to drug development and medical research companies who are in the process of bringing clinical products to market in a newly regulated drug certification process.

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

Results of Operations

Comparison of Three Months Periods Ended September 30, 2014 and September 30, 2013

Operating Revenues

Operating revenues since the Company’s inception has been $nil.

Operating Expenses,

During the three months ended September 30, 2014, the Company incurred operating expenses of $305,871 compared with $170,310 during the three months ended September 30, 2013.  The increase in operating expenses was attributed to an increase in professional fees of $62,485, research and development of $65,447 and a general increase of $7,629 in general and administrative expenses.

Other expenses

Total other expense for the three months ended September 30, 2014 was $85,999, as compared to total other expenses for the three months ended September 30, 2013 of $14,109. The increase of $71,890 and approximately 510% in total other expenses was as a result of the gain on change in fair value of derivatives from $0 to $9,362 relating to the fluctuation of the liability related to convertible debt carried at fair, offset by an increase in amortization of debt discount from $0 to $76,029, an increase of interest expense from $0 to $4,555, and the slightly increase of imputed interest from $14,109 to $14,777 relating to imputed interest at 8% per annum on related party loans.

Net Loss

For the three months ended September 30, 2014, the Company recorded a net loss of $391,870 compared with $184,419 for the three months ended September 30, 2013.

Comparison of Nine Months Periods Ended September 30, 2014 and September 30, 2013

Operating Revenues

Operating revenues since the Company’s inception has been $nil.

Operating Expenses,

During the nine months ended September 30, 2014, the Company incurred operating expenses of $750,235 compared with $668,321 during the nine months ended September 30, 2013.  The increase in operating expenses was attributed to an increase in professional fees of $11,665, an increase in research and development of $65,447  and a general increase of $4,802 in general and administrative expenses.

Other expenses

Total other expenses for the nine months ended September 30, 2014 was $199,029, as compared to total other expenses for the nine months ended September 30, 2013 of $42,495. The increase of $156,534 and approximately 368% in total other expenses was as a result of an increase in amortization of debt discount from $0 to $111,271, a loss on change in fair value of derivatives from $0 to $39,215 relating to the fluctuation of the liability related to convertible debt carried at fair, an increase of interest expense from $0 to $4,694, and an increase in imputed interest from $42,495 to $43,849 relating to imputed interest at 8% per annum on related party loans,

Net Loss

For the nine months ended September 30, 2014, the Company recorded a net loss of $949,264 compared with $710,816 for the nine months ended September 30, 2013.

Working Capital

	September 30, 2014 $	December 31, 2013 $
Current Assets	41,107	-
Current Liabilities	1,469,997	978,279
Working Deficits	(1,428,890)	(978,279)

Cash Flows

	Nine Months ended September 30, 2014 $	Nine Months ended September 30, 2013 $
Cash Flows used in Operating Activities	(374,405)	(214,752)
Cash Flows used in Investing Activities	(8,053)	-
Cash Flows from Financing Activities	423,565	218,096
Net Increase in Cash During Period	41,107	3,344

Liquidity and Capital Resources

As at September 30, 2014, the Company’s cash and total asset balance was $41,107 compared to $nil at December 31, 2013.

As of September 30, 2014, the Company had total liabilities of $1,469,997 compared with total liabilities of $978,279 at December 31, 2013.  The increase in liabilities is primarily due to the derivative liabilities related to the convertible debt carried at fair value.

As of September 30, 2014, the Company had a working capital deficit of $1,428,890 compared with a working capital deficit of $978,279 as of December 31, 2013.  The increase in the working capital deficit is primarily attributed to the derivative liabilities related to the convertible debt carried at fair value.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2014, we carried out an evaluation under the supervision and the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2014, as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”).  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, because of the material weaknesses in internal control over financial reporting discussed in Section 9A of our annual report on Form 10-K, our disclosure controls and procedures were not effective, at a reasonable assurance level, as of September 30, 2014. In light of this, we performed additional post-closing procedures and analyses in order to prepare the Condensed Consolidated Financial Statements included in this report. As a result of these procedures, we believe our Condensed Consolidated Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.  A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

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

Changes in Internal Control over Financial Reporting

During the first quarter we continued the enhancement of our internal controls. Otherwise, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2014 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 22, 2014, the Company acquired all of the outstanding shares of Virtual Physician's Network through issuance of 10,000,000 shares of convertible preferred stock. Each share of convertible preferred stock has the voting rights of 20 shares of the Company’s common stock. Upon the occurrence of a mandatory conversion event, which occurs immediately following the business day on which the Corporation’s shareholders have approved an amendment to the Corporation’s Articles of Incorporation which provide for a sufficient number of authorized common stock which will permit the holders of the convertible preferred stock to convert such shares into the Company’s Common Stock, the outstanding shares of convertible preferred stock shall automatically be converted at a conversion rate of 20 shares of Common Stock for every 1 share of convertible preferred stock. As of September 30, 2014, these shares have not been issued due to administrative delay. They were valued at 20 times of common stock price of $0.008 per share, the closing price of the stock on July 22, 2014, the date of merger.

During August, 2014, the Company issued a total of 5,000,000 shares of the Company’s restricted common stock to two consultants for consulting services rendered. The shares were valued at $0.007 per share, the closing price of the stock on the date of grant. The Company recorded an equity compensation charge of $35,000 during the nine months ended September 30, 2014. The fair value of common stock issued for services was fully expensed on the date of grant due to no clawback provision in the agreement.

During September, 2014, the Company issued 10,000,000 shares of the Company’s restricted common stock to a consultant for consulting services for a term of one year. The shares were valued at $0.006 per share, the closing price of the stock on the date of grant. The Company recorded an equity compensation charge of $60,000 during the nine months ended September 30, 2014. The fair value of common stock issued for services was fully expensed on the date of grant due to no clawback provision in the agreement.

During September, 2014, following the convertible note agreement in the amount of $40,000 on March 3, 2014, the debt holder made the following conversions of a total of 13,428,451 shares of the company’s restricted stock satisfying $26,000 of the note with a fair value of $60,157.

Date	Number of shares converted	Fair Value of Debt Converted
9/15/2014	6,708,698	$30,634
9/22/2014	6,719,753	$29,523

During October, 2014, following the convertible note agreement in the amount of $40,000 on March 3, 2014, the debt holder made the third conversions of a total of 2,904,864 shares of the company’s restricted stock satisfying $8,000 of the note.

During October, 2014, following the convertible note agreement in the amount of $50,000 on March 31, 2014, the debt holder made two conversions of a total of 3,509,851 shares of the company’s restricted stock satisfying $10,000 of the note.

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

DMH INTERNATIONAL, INC.
Registrant

Dated: November 20, 2014	/s/ Rik J. Deitsch
Rik J. Deitsch
Chief Executive Officer

Dated: November 20, 2014	/s/ Jason Barry
Jason Barry
Chief Financial Officer