Form 10-K
period 2014-12-31
DMH INTERNATIONAL, INC.
filed 2015-04-13
CIK 1496819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the registrant’s most recently completed second quarter: $1,208,560.

As of April 13, 2015 there were 415,961,936 shares of common stock.  As of April 13, 2015, based upon records obtained from our transfer agent, there were 16 holders of record of our common stock. Our transfer agent records does not account for other holders of our common stock that are held in street name or by broker dealers as custodian for individual holders of our stock.

DMH International and its wholly owned subsidiaries, Touch Medical Solutions, Inc. (“TMSI”) and Virtual Physicians Network ("VPN") are referred to herein as “we”, “our” or “us” ( TMSI and VPN are also individually referred to herein).

Forward Looking Statements

This Annual Report on Form 10-K for the period ending December 31, 2014 contains forward-looking statements that involve risks and uncertainties, most significantly, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operation), as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The words or phrases "would be," "will allow, "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements.” All statements other than statements of historical fact, are statements that could be deemed forward-looking statements, including any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations; and any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

PART I

Item 1. Business

Introduction

The Company was incorporated in the state of Nevada on June 2, 2010.  In December 2012, we entered into a share exchange agreement with Touch Medical Solutions, Inc. (TMSI), whereby we assumed TMSI’s business operations. On July 22, 2014, we acquired all of the outstanding shares of Virtual Physician’s Network, which was merged into the Company and became our wholly owned subsidiary.

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

Operations

The operations refer to our subsidiaries Touch Medical Solutions, Inc. (TMSI) and Virtual Physician's Network (VPN).

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

We are currently in the process of rolling out the Virtual Physicians Network v 1.1.0 mobile and web based app technology to key industry thought leaders in the orthopedic spine and neurosurgical spine markets in the U.S. These initial beta users include but are not limited to groups in FL, CA, MI, WV, NV, and NJ. Upon the successful implementation of the beta release of Virtual Physicians Network v. 1.0, we anticipate additional adoption from the peers and colleagues of these key thought leaders. Our beta launch is scheduled to be completed by the end of Q1 2015.

The Virtual Physician’s Network platform is designed to accommodate all surgical and procedural specialties. Our goal is to expand into general orthopedics and cardiology for all the associated stakeholders in 2015.

Surgeon members experience

We currently offer surgeon members five core practice building tools through the Virtual Physician’s Network as well as an interactive HIPAA compliant surgical calendar. These tools include: Book a Case, Contact My Rep, Education, Product Info, CME. The latest release  for surgeons in Q4 of 2014 provided additional availability on IOS and Android phones in additional to iPads and Tablets.

Medical Vendor members experience

We currently offer medical vendors four core tools to help vendor reps streamline and effectively manage their communications and requests from their surgeon customers: Confirm a Case and My Messages, Education and Product Info. We completed the addition of Education and Product Info tools in Q4 of 2014.

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

Virtual Physician’s Network will provide support and training to these organizations to effectively promote the use of their Virtual Physicians Network app throughout the beta rollout in 2015.

Healthcare Professional members experience

We plan on releasing our Healthcare Professional experience in v. 2.0 of the Virtual Physician’s Network mobile app in Q2 of 2015. This experience will have four core tools for healthcare professionals to effectively be linked to the surgeons and vendors that are working in their hospitals and surgery centers. These tools include: My Cases, My Messages, Education and Product Info.

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

Employees

We currently have 2 employees: George England is the Company’s President and Chief Executive Officer. Rik J. Deitsch is the Company’s Chief Financial Officer, Secretary, and Treasurer.

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

We incurred net losses of $2,728,637 for the 12 months ended December 31, 2014 and $1,101,578 in fiscal 2013. We anticipate that these losses will continue for the foreseeable future. Our continued existence is dependent upon our achieving sufficient sales levels of our products and obtaining adequate financing. Unless we can begin to generate material revenue, we may not be able to remain in business. We cannot assure you that we will raise enough money or generate sufficient sales to meet our future working capital needs.

We have no revenue producing history and expect losses to continue for the foreseeable future.

We have yet to establish any history of profitable operations. We have incurred annual losses of $2,728,637 and $1,101,578 during the fiscal years of operations ending December 31, 2014 and 2013 respectively. Our potential profitability will require the successful commercialization of our medical software products.

We will require additional financing to sustain our operations and without it will be unable to continue operations.

At December 31, 2014 we had a working capital deficit of $1,481,959. We have a negative cash flow from operations of $460,528 and $270,560 for the years ended December 31, 2014 and 2013, respectively. We have insufficient financial resources to fund our operations.

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

We are dependent upon a limited number of our employees: (a) our Chief Executive Officer who directs our operations; and (b) our Chief Financial Officer who oversees public activities and filings. Our success depends on the continued services of our senior management as well as our ability to attract additional members to our management and research and development teams. The unexpected loss of the services of any of our management or other key personnel could have a material adverse effect upon our operations and financial results.

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

Our common stock trades on the OTC-Markets, which is not a liquid market. There is currently only a limited public market for our common stock. We cannot assure you that an active public market for our common stock will develop or be sustained in the future. If an active market for our common stock does not develop or is not sustained, the price may decline.

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

As of December 31, 2014, we had 351,999,486 outstanding shares that were subject to the limitations of Rule 144 under the Securities Act of 1933. In general, Rule 144 provides that any our non-affiliates, who have held restricted common stock for at least six-months, are entitled to sell their restricted stock freely, provided that we stay current in our SEC filings. After one year, a non-affiliate may sell without any restrictions.

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

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Registrant’s Common Equity; Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTC-Markets under the trading symbol "DMHI". The stock began active trading on the OTCBB on January 10, 2013 and has traded at prices between $0.001 and $0.25. At December 31, 2014, the closing bid price of our common stock was $0.0023.

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

Holders

As of April 13, 2015, based upon records obtained from our transfer agent, there were 16 holders of record of our common stock. Our transfer agent records does not account for other holders of our common stock that are held in street name or by broker dealers as custodian for individual holders and beneficiaries of our stock. We have one class of common stock outstanding.

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

During September through December, 2014, following the convertible note agreement in the amount of $40,000 on March 3, 2014, the debt holder made the following conversions of a total of 22,106,486 shares of the company’s restricted stock satisfying $40,000 of the note with a fair value of $89,441 included in the fair value of $89,441 was settlement of derivative liability of $49,441. The Company recorded a loss of $2,324 for additional shares issued during the conversion than what was called for in the original agreement.

Date	Number of shares converted	Fair Value of Debt Converted
9/15/2014	6,708,698	$30,634
9/22/2014	6,719,753	$29,523
10/7/2014	2,904,864	$15,155
12/4/2014	5,773,171	$14,129

During October through December, 2014, following the convertible note agreement in the amount of $50,000 on March 31, 2014, the debt holder made the following conversions of a total of 19,893,000 shares of the company’s restricted stock satisfying $32,438 of the note with a fair value of $81,451, included in the fair value of $81,451 was settlement of derivative liability of $49,013. The Company recorded a gain of $12,550 for less shares issued during the conversion than what was called for in the original agreement.

Date	Number of shares converted	Fair Value of Debt Converted
10/20/2014	1,724,137	$13,334
10/30/2014	1,785,714	$13,596
11/10/2014	1,851,851	$12,573
12/15/2014	14,531,298	$41,948

During February through March, 2014, following the convertible note agreement in the amount of $50,000 on March 31, 2014, the debt holder made the conversions of a total of 19,962,450 shares of the company’s restricted stock satisfying the remaining amount of the $19,961 of the note in full.

During April, 2014, following the convertible note agreement in the amount of $50,000 on May 5, 2014, the debt holder made the conversions of a total of 19,000,000 shares of the company’s restricted stock satisfying $19,000 of the note.

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

Accomplishments During 2014 and Subsequent to 2014

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

On December 2, 2014 we provided updates from the recent NASS annual meeting. NASS confirmed that attendance surpassed last year's meeting in New Orleans. At this year's meeting there were 2,866 medical attendees, 384 non-medical attendees, 323 exhibitor companies and over 3,000 exhibitor reps.

On December 4, 2014 we announced that we expanded our Medical Advisory Board (MAB) by adding Dr. Jonathan Hyde, M.D. who is a Board Certified Orthopaedic Surgeon specializing in spinal surgery at the South Florida Spine Institute www.southfloridaspine.com in Miami Beach, FL.

On December 09, 2014 we announced continued interest from the medical community that sees the value behind the company's Virtual Physician's Network platform, based on follow-up from the recent North American Spine Society (NASS) conference in San Francisco.

On January 7, 2015 we announced the release of version 1.2 of the Virtual Physician's Network mobile healthcare platform that includes new features for both surgeon and vendor members. These changes include: New case schedule views and searches for surgeons; Edit case status improvements; New content link ability for vendors and surgeons; Book case improvements for surgeons; New vendor layout for iPhone, iPad, Web and Android devices; New case schedule views and searches for vendors; Education added to vendor experience; Product Information added to vendor experience; Added ability to link vendors to booked cases; and Bug fixes and performance improvements

On March 17, 2015 we announced that our Chief Executive Officer (CEO) George England was interviewed live on iHeart Radio's Health Tech Talk Live hosted by Ben Chodor and broadcasted nationwide on iHeart Radio / Clear Channel Atlanta Studios - 640 WGST AM. The interview was aired on Saturday, March 7, 2015 at 3:00pm ET. In this interview, Mr. England discussed why it's critically important to keep everyone accountable among all the stakeholders that deliver care to patients especially around the surgical space. He also discussed how the company is dedicated to help surgeons, medical institutions and medical vendors improve clinical and financial outcomes by utilizing their intuitive mobile healthcare platform that focuses on these core values: increasing accountability, improving clinical outcomes, driving revenue, and saving time and money. The interview can be heard at: https://www.youtube.com/watch?v=z03oki6dERk&feature=youtu.be

Results of Operations

Working Capital

	December 31, 2014 $	December 31, 2013 $
Current Assets	984	-
Current Liabilities	1,482,943	978,279
Working Capital (Deficit)	(1,481,959)	(978,279)

Cash Flows

	Year ended December 31, 2014 $	Year ended December 31, 2013 $
Cash Flows used in Operating Activities	(460,528)	(270,560)
Cash Flows used in Investing Activities	(8,053)	-
Cash Flows provided by Financing Activities	469,565	270,496
Net Increase (decrease) in Cash During Period	984	(64)

Operating Revenues

Operating revenues since the Company’s inception has been $nil.

Operating Expenses and Net Loss

 During the year ended December 31, 2014, the Company incurred operating expenses of $2,483,864 compared with $1,044,344 during the year ended December 31, 2013.  The increase  in operating expenses was attributed to an decrease in professional fees of $256,206, an increase in research and development of $87,698, a general decrease of $2,323  in general and administrative expenses and an increase in an impairment loss of goodwill of $1,610,353.

Other expenses

Total other expenses for the year ended December 31, 2014 was $244,773, and as compared to total other expenses for the year ended December 31, 2013 of $57,234. The increase of $187,539 and approximately 328% in total other expenses was as a result of an increase in amortization of debt discount from $0 to $181,397, a loss on change in fair value of derivatives from $0 to $4,506  relating to the fluctuation of the liability related to convertible debt carried at fair, an increase of interest expense from $0 to $9,805, and an increase in imputed interest from $57,234 to $59,291 relating to imputed interest at 8% per annum on related party loans. The above mentioned increase is offset by the gain on settlement of convertible debt for $10,226 during the year ended December 31, 2014.

Net Loss

For the year ended December 31, 2014, 2014, the Company recorded a net loss of $2,728,637 compared with $1,101,578 for the year ended December 31, 2013.

Liquidity and Capital Resources

As at December 31, 2014, the Company’s cash and total asset balance was $984, compared to $0 as at December 31, 2013.

As at December 31, 2014, the Company had total liabilities of $1,482,943 compared with total liabilities of $978,279 at December 31, 2013.  The increase in liabilities is attributed to an increase of $42,788 in accounts payable and an increase of $60,000 due to the Director of the Company for unpaid management fees, the increase of $290,362 due to convertible loans obtained during 2014, and the increase of $114,649 due to the derivative liabilities related to the convertible debt carried at fair value. The above increases were offset by decrease of $3,135 in related party loans due to repayments during 2014.

As at December 31, 2014, the Company had a working capital deficit of $1,481,959 compared with a working capital deficit of $978,279 as at December 31, 2013.  The increase in the working capital deficit is attributed to higher unpaid obligations due to lack of sufficient cash flow.

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

Item 8. Financial Statements and Supplementary Data

DMH INTERNATIONAL, INC.

Consolidated Financial Statements

For the years ended December 31, 2014 and 2013

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Operations for the Years Ended December 31, 2014 and 2013

Consolidated Statements of Cash Flows for the Years Ended December 31, 2014 and 2013

Consolidated Statements of Changes in Stockholders' Deficit for the Years Ended December 31, 2014 and 2013

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

DMH International, Inc.

We have audited the accompanying consolidated balance sheets of DMH International, Inc. (the Company) as of December 31, 2014 and 2013 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DMH International, Inc. as of December 31, 2014 and 2013 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

April 13, 2015

DMH INTERNATIONAL, INC.

Consolidated Balance Sheets

	December 31,
	2014	2013
	$	$
ASSETS

Cash	984	-
Total Assets	984	-

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	266,806	224,018
Accounts payable – related party	281,522	221,522
Due to related parties	529,604	532,739
Convertible debt-net of discount of $27,200 and $0, respectively	290,362	-
Derivative liability	114,649	-
Total Liabilities	1,482,943	978,279

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share; Issued and outstanding: nil preferred shares	-	-
Common stock	352,000	271,500
Authorized: 450,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 351,999,486 and 271,500,000 common shares at December 31, 2014 and 2013, respectively.
Preferred stock issuable	1,600,000	-
Common stock issuable	35,000	-
Additional paid-in capital	1,380,309	870,852
Deficit accumulated	(4,849,268)	(2,120,631)
Total Stockholders’ Equity (Deficit)	(1,481,959)	(978,279)
Total Liabilities and Stockholders’ Equity (Deficit)	984	-

(The accompanying notes are an integral part of these consolidated financial statements)

DMH INTERNATIONAL, INC.

Consolidated Statements of Operations

	For the years Ended
	December 31,
	2014	2013
	$	$
Revenues	-	-
Operating Expenses
General and administrative	34,164	36,487
Management fees	60,000	60,000
Professional fees	691,651	947,857
Research and development	87,698	-
Impairment of goodwill	1,610,353	-
Total Operating Expenses	2,483,864	1,044,344
Other Expenses
Interest expense	191,202	-
Change in fair value of derivatives	4,506	-
Gain on settlement of debt	(10,226)	-
Imputed interest	59,291	57,234
Total Other Expenses	244,773	57,234
Net Loss	(2,728,637)	(1,101,578)
Net Loss per Share – Basic and Diluted	(0.01)	(0.01)
Weighted Average Shares Outstanding – Basic and Diluted	301,299,705	212,468,493

(The accompanying notes are an integral part of these consolidated financial statements)

DMH INTERNATIONAL, INC.

Consolidated Statement of Stockholders’ Equity (Deficit)

For Years Ended December 31, 2014 and 2013

	Common		Additional	Preferred	Common
	Stock	Par	Paid-In	Stock	Stock	Deficit
	Shares	Value	Capital	Issuable	Issuable	Accumulated	Total
	#	$	$			$	$
Balance – December 31, 2012	161,000,000	161,000	(85,532)	-	-	(1,019,053)	(943,585)
Imputed Interest	-	-	57,234	-	-	-	57,234
Common stock issued in a private placement	39,500,000	39,500	315,500	-	-	-	355,000
Common stock issued for services	71,000,000	71,000	583,650	-	-	-	654,650
Net loss for the period	-	-	-	-	-	(1,101,578)	(1,101,578)
Balance – December 31, 2013	271,500,000	271,500	870,852			(2,120,631)	(978,279)
Imputed Interest	-	-	59,291	-	-	-	59,291
Common stock issued in a private placement	12,000,000	12,000	73,000	-	-	-	85,000
Common stock issued for services	26,500,000	26,500	258,500	-	35,000	-	320,000
Common stock issued for debt conversions	41,999,486	42,000	20,212	-	-	-	62,212
Settlement of derivative liability due to conversions	-	-	98,454	-	-	-	98,454
Preferred stock issuable	-	-	-	1,600,000	-	-	1,600,000
Net loss for the period	-	-	-	-	-	(2,728,637)	(2,728,637)
Balance – December 31, 2014	351,999,486	352,000	1,380,309	1,600,000	35,000	(4,849,268)	(1,481,959)

(The accompanying notes are an integral part of these consolidated financial statements)

DMH INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

	For the years ended December 31,
	2014	2013
	$	$
Operating Activities
Net loss for the period	(2,728,637)	(1,101,578)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	59,291	57,234
Amortization of debt discount	181,397	-
Change in fair value of derivatives	4,506	-
Impairment of goodwill	1,610,353
Gain on settlement of convertible debt	(10,226)
Stock issued for services	320,000	654,650
Changes in operating assets and liabilities:
Accounts Payable – Related Party	60,000	60,000
Accounts payable and Accrued liabilities	42,788	59,134
Net Cash Used in Operating Activities	(460,528)	(270,560)
Investing Activities
Cash acquired in merger	11,947	-
Advance paid in connection with merger	(20,000)
Net Cash Used in Investing Activities	(8,053)	-
Financing Activities
Due to related parties – borrowings	58,865	37,500
Due to related parties – repayments	(64,300)	(122,004)
Proceeds from loan	390,000	-
Proceeds from common stock subscribed	85,000	355,000
Net Cash Provided By Financing Activities	469,565	270,496
Increase (decrease) in Cash	984	(64)
Cash – Beginning of Period	-	64
Cash – End of Period	984	-
Non-cash financing activities:
Common stocks issued for debt conversions	72,438	-
Settlement of derivative liability due to conversions	98,454	-
Recognition of derivative liability	208,597

(The accompanying notes are an integral part of these consolidated financial statements)

DMH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

1.   Description of Business and Reverse Acquisition

Description of Business

DMH International, Inc. (the “Company”) was incorporated in the state of Florida on March 26, 2010.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the years ended December 31, 2014, the Company has a working capital deficit of $1,481,959 and accumulated deficit of $4,849,268. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Merger

Effective July 22, 2014, the Company acquired all of the outstanding shares of Virtual Physician's Network through issuance of 10,000,000 shares of the Company’s convertible preferred stock. Each share of our preferred stock is convertible into 20 shares of our common stock. Virtual Physician's Network was merged into the Company and became the Company’s wholly owned subsidiary. As of December 31, 2014, these shares have not been issued due to administrative delay. The 10,000,000 shares of convertible preferred stocks were accrued in preferred stocks issuable with a fair value of $1,600,000. Each share of convertible preferred stock was valued at 20 times of closing price of common stock price of $0.008 on the date of merger.

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

DMH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

2.   Summary of Significant Accounting Policies (continued)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As at December 31, 2014 and 2013, the Company had no cash equivalents.

Property and Equipment

Property and equipment is comprised of computer equipment and is recorded at cost.  The Company amortizes the cost of equipment on a straight-line basis over their estimated useful lives of three years. The Company reviews all property and equipment for impairment annually.

Goodwill

The Company evaluates the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit's carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies' data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company's evaluation of goodwill completed during the 2014 year end resulted in an impairment loss of $1,610,353.

Revenue Recognition

Revenue will be recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is assured.  The Company is not exposed to any credit risks as amounts are prepaid prior to performance of services.

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of December 31, 2014 and 2013, the Company has 262,244,458 and 0 shares convertible under note agreement that are anti-dilutive and not included in diluted loss per share.

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

DMH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

2.   Summary of Significant Accounting Policies (continued)

The Company’s financial instruments are cash, accounts payable, accrued liabilities and amounts due to related parties. The recorded values of cash, accounts payable, accrued liabilities and amounts due to related parties approximate their fair values based on their short-term nature.

The following table presents assets and liabilities that were measured and recognized at fair value as of December 31, 2014 and December 31, 2013 on a recurring basis:

	Fair Value Measurements at December 31, 2014
Description	Level 1	Level 2	Level 3	Total Realized Loss
Derivative Liability	$-	$-	$114,649	$-
Totals	$-	$-	$114,649	$-

	Fair Value Measurements at December 31, 2013
Description	Level 1	Level 2	Level 3	Total Realized Loss
Derivative Liability	$-	$-	$-	$-
Totals	$-	$-	$-	$-

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

Recent Accounting Pronouncements

On November 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-16—Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update do not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. That is, an entity will continue to evaluate whether the economic characteristics and risks of the embedded derivative feature are clearly and closely related to those of the host contract, among other relevant criteria. The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The effects of initially adopting the amendments in this Update should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods.

On November 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-17—Business Combinations (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force).  The amendments in this Update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The amendments in this Update are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle.

On August 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-15, Presentation of Financial Statements – Going Concerns (Subtopic 205-40): Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

DMH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

2.   Summary of Significant Accounting Policies (continued)

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

DMH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

2.   Summary of Significant Accounting Policies (continued)

•

Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

•

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

3.   Related Party Transactions

As of December 31, 2014 and 2013, the Company owes $89,216 to the CFO of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand. Imputed interest at 8% has been expensed and recorded as additional paid-in capital of $7,137 and $7,555 for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, $180,000 and $120,000 included in accounts payable is the management fees owed to CFO, respectively. At December 31, 2014 and 2013, $101,522 included in accounts payable and accrued liabilities is owed to a company formerly controlled by the CFO of the Company. These amounts owing are unsecured, non-interest bearing, and due on demand. Imputed interest at 8% has been expensed and recorded as additional paid-in capital of $19,533 and $14,694 for the years ended December 31, 2014 and 2013, respectively.

As of December 31, 2014 and 2013, the Company owes $438,088 and $443,523, respectively to the CEO and companies controlled by him. The amounts owing are unsecured, non-interest bearing, and due on demand. The amount owing has an imputed interest at 8%.  Imputed interest at 8% has been expensed and recorded as additional paid-in capital of $32,621 and $26,193 for the years ended December 31, 2014 and 2013, respectively.

As of December 31, 2014 and December 31, 2013, the Company owes $2,300 and $0, respectively to a company controlled by a shareholder of the Company.

4.   Convertible Notes

On March 3, 2014, the Company issued a convertible redeemable Note in the amount of $40,000. The proceeds were received on March 7, 2014. The Note carries interest at 9% annum and matures on March 3, 2015. The Note holder is entitled to convert all or a portion of the principal into shares of common stock at a conversion price of 58% the average two lowest closing bid price in the 20 trading days prior to the conversion date. During the year ended December 31, 2014, the debt holder made four conversions of a total of 22,106,486 shares of the company’s restricted stock satisfying $40,000 of the note with a fair value of $89,441, included in the fair value of debt balance of $89,441 was settlement of derivative liability of $49,441. The Company recorded a loss of $2,324 for additional shares issued during the conversion than what was called for in the original agreement (See Note 6).

On March 31, 2014, the Company issued a convertible redeemable Note in the amount of $50,000. The proceeds were received on April 2, 2014. The Note carries interest at 9% annum and matures on March 31, 2015. The Note holder is entitled to convert all or a portion of the principal into shares of common stock at a conversion price of 55% the average two lowest closing bid price in the 20 trading days prior to the conversion date. During the year ended December 31, 2014, the debt holder made four conversions of a total of 19,893,000 shares of the company’s restricted stock satisfying $32,438 of the note with a fair value of $81,451, included in the fair value of debt balance of $81,451 was settlement of derivative liability of $49,013.The Company recorded a gain of $12,550 for less shares issued during the conversion than what was called for in the original agreement (See Note 6).

DMH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

4.   Convertible Notes (Continued)

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

On July 25, 2014, the Company issued a convertible redeemable Note in the amount of $250,000. $125,000 each of the proceeds was received on June 25, 2014 and July 25, 2014, respectively (Total $250,000). The Note carries interest at 8% annum and matured on January 25, 2015. The Note holder is entitled to convert all or a portion of the principal into shares of common stock at a conversion price of the lower of $0.01 or 60% the average three lowest VWAP prices in the 15 trading days prior to the conversion date. The Holder shall not be entitled to convert the Note in connection with that number of shares of Common Stock which would be in excess of the sum of (i) the number of shares of Common Stock beneficially owned by the Holder and its affiliates on a Conversion Date, and (ii) the number of shares of Common Stock issuable upon the conversion of the Note would result in beneficial ownership by the Holder and its affiliates of more than 4.99% of the issued and outstanding shares of Common Stock of the Borrower on such Conversion Date. Also, the aggregate conversion by the Holder may not exceed 9.99% if a form 13d or equivalent is filed. As described above, the note matured on January 25, 2015 but was satisfied in full with 25,000,000 shares of common stocks per settlement agreement on January 28, 2015 (See Note 9).

In the evaluation of the financing arrangements, the Company concluded that the conversion features did not meet the conditions set forth in current accounting standards for equity classification. Since equity classification is not available for the conversion feature, it requires bifurcation and liability classification, at fair value. The Company elected to account for the hybrid contract under the guidance of ASC 815-15-25-4. The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a binomial option pricing model. In connection with the issuance of these convertible notes payable, the Company encountered a day-one derivative loss of $41,902 related to the recognition of (i) the hybrid note and (ii) the derivative instrument arising from the fair value measurement due to the fair value of the hybrid note and embedded derivative exceeding the proceeds that the Company received from the arrangement. Therefore, the Company was required to record a loss on the derivative financial instrument. In addition, the fair value will change in future periods, based upon changes in the Company’s common stock price and changes in other assumptions and market indicators used in the valuation techniques. These future changes will be recognized in changes in fair value of derivatives on the Company’s statement of operations.  At December 31, 2014, these convertible note payable, at fair value, were recorded at $114,649 (See Note 5). Accordingly, the company recognized gain of $4,506 in changes in fair value of derivative on the Company’s statement of operations at December 31, 2014

In addition, the proceeds of $208,597 received as a result of the issuance of these convertible notes is attributable to the value of the call option embedded in the note, which was recorded as a debt discount and will be amortized over the term of the note under the interest method. Amortization for the year ended December 31, 2014 is $181,397.

5.   Derivative Liabilities

As discussed in Note 4 under Convertible Notes, the Company issued convertible notes payable that provide for the issuance of convertible notes with variable conversion provisions. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the note is indeterminate. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion shares to be issued were recorded as derivative liabilities on the issuance date. The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a binomial option pricing model. The changes in fair value of derivatives for $4,506 on the Company’s statement of operations consisted of a loss of $41,902 due to the value in excess of the face value of the convertible notes and a gain of $37,396 attributable to market value of the convertible notes.

The following is a summary of changes in the fair market value of the derivative liability during the years ended December 31, 2014 and the year ended December 31, 2013, respectively:

Derivative Liability Convertible Debts Total
Balance, December 31, 2013	$-
Increase in derivative value due to issuances of convertible promissory notes	208,597
Decrease in derivative value due to issuances of common stocks for conversions	(98,454)
Change in fair market value of derivative liabilities due to the mark to market adjustment	4,506
Balance, December 31, 2014	$114,649

DMH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

6.   Common shares

Convertible preferred stock issued for merger

On July 22, 2014, the Company acquired all of the outstanding shares of Virtual Physician's Network through issuance of 10,000,000 shares of convertible preferred stock. Each share of convertible preferred stock is convertible into 20 shares of the Company’s common stock. Upon the occurrence of a mandatory conversion event, which occurs immediately following the business day on which the Corporation’s shareholders have approved an amendment to the Corporation’s Articles of Incorporation which provide for a sufficient number of authorized common stock which will permit the holders of the convertible preferred stock to convert such shares into the Company’s Common Stock, the outstanding shares of convertible preferred stock shall automatically be converted at a conversion rate of 20 shares of Common Stock for every 1 share of convertible preferred stock. As of December 31, 2014, these shares have not been issued due to administrative delay. They were valued at $1,600,000, which is 20 times of closing price of common stock price of $0.008 on the date of merger. As of December 31, 2014, these shares have not been issued due to administrative delay. The 10,000,000 shares of convertible preferred stocks were accrued in preferred stocks issuable with a fair value of $1,600,000.

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

Common stock issued for services

During August, 2014, the Company issued a total of 5,000,000 shares of the Company’s restricted common stock to two consultants for consulting services rendered. The shares were valued at $0.007 per share, the closing price of the stock on the date of grant. The Company recorded an equity compensation charge of $35,000 during the year ended December 31, 2014. The fair value of common stock issued for services was fully expensed on the date of grant due to no clawback provision in the agreement.

During September, 2014, the Company issued 10,000,000 shares of the Company’s restricted common stock to a consultant for consulting services for a term of one year. The shares were valued at $0.006 per share, the closing price of the stock on the date of grant. The Company recorded an equity compensation charge of $60,000 during the year ended December 31, 2014. The fair value of common stock issued for services was fully expensed on the date of grant due to no clawback provision in the agreement.

DMH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

6.   Common shares (Continued)

Common stock issued for services (Continued)

During February, 2014, the Company issued 5,000,000 shares of the Company’s restricted common stock to a consultant for consulting services for a term of one year. The shares were valued at $0.02 per share, the closing price of the stock on the date of grant. The Company recorded an equity compensation charge of $100,000 during the year ended December 31, 2014. The fair value of common stock issued for services was fully expensed on the date of grant due to no clawback provision in the agreement.

During February, 2014, the Company issued 5,000,000 shares of the Company’s restricted common stock to a consultant for consulting services for a term of one year. The shares were valued at $0.015 per share, the closing price of the stock on the date of grant. The Company recorded an equity compensation charge of $75,000 during the year ended December 31, 2014. The fair value of common stock issued for services was fully expensed on the date of grant due to no clawback provision in the agreement.

During March, 2014, the Company granted a total of 5,000,000 shares of the Company’s restricted common stock to a consultant for consulting services for a term from six months. The 1,500,000 shares were issued, and the remaining 3,500,000 shares will be issued in connection with the agreement following the filing of a new S-8 Stock Plan. The 3,500,000 shares were accrued in common stocks issuable with a fair value of $35,000. The shares were valued at $0.01 per share, the closing price of the stock on the date of grant. The Company recorded an equity compensation charge of $50,000 during the year ended December 31, 2014. The fair value of common stock issued for services was fully expensed on the date of grant due to no clawback provision in the agreement.

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

DMH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

6.   Common shares (Continued)

Common Stock Issued for Debt Conversions

During September through December, 2014, following the convertible note agreement in the amount of $40,000 on March 3, 2014, the debt holder made the following conversions of a total of 22,106,486 shares of the company’s restricted stock satisfying $40,000 of the note with a fair value of $89,441, included in the fair value of $89,441 was settlement of derivative liability of $49,441. The Company recorded a loss of $2,324 for additional shares issued during the conversion than what was called for in the original agreement (See Note 4).

Date	Number of shares converted	Fair Value of Debt Converted
9/15/2014	6,708,698	$30,634
9/22/2014	6,719,753	$29,523
10/7/2014	2,904,864	$15,155
12/4/2014	5,773,171	$14,129

During October through December, 2014, following the convertible note agreement in the amount of $50,000 on March 31, 2014, the debt holder made the following conversions of a total of 19,893,000 shares of the company’s restricted stock satisfying $32,438 of the note with a fair value of $81,451, included in the fair value of $81,451 was settlement of derivative liability of $49,013. The Company recorded a gain of $12,550 for less shares issued during the conversion than what was called for in the original agreement (See Note 4).

Date	Number of shares converted	Fair Value of Debt Converted
10/20/2014	1,724,137	$13,334
10/30/2014	1,785,714	$13,596
11/10/2014	1,851,851	$12,573
12/15/2014	14,531,298	$41,948

7.   Merger

On July 22, 2014, we completed the Merger Agreement with Virtual Physician's Network. Pursuant to the agreement, the Company acquired all of the outstanding shares of Virtual Physician's Network through issuance of 10,000,000 shares of the Company’s convertible preferred stock. Each of preferred stock is convertible into 20 shares of our common stock. Virtual Physician's Network was merged into the Company and became the Company’s wholly owned subsidiary. As of December 31, 2014, these shares have not been issued due to administrative delay. The 10,000,000 shares of convertible preferred stocks were accrued in preferred stocks issuable with a fair value of $1,600,000. Each share of convertible preferred stock was valued at 20 times of closing price of common stock price of $0.008 on the date of merger.

This acquisition was accounted for as a business combination under the purchase method of accounting, given that substantially all of the Company’s assets and ongoing operations were acquired. The purchase resulted in $1,610,353 of goodwill. According to the purchase method of accounting, the Company recognized the identifiable assets acquired and liabilities assumed as follows:

July 22, 2014
Consideration:
Preferred convertible stock issued	$1,600,000
Cash paid prior to closing	20,000
Total consideration given	1,620,000

Fair value of identifiable assets acquired and liabilities assumed:
Cash	$11,947
Due to a related party	(2,300)
Total fair value of assets acquired and liabilities assumed	9,647

Consideration paid in excess of fair value (Goodwill)(1)	1,610,353

Impairment of goodwill at 12/31/2014	(1,610,353)
Fair value of goodwill at 12/31/2014	-

(1)   The consideration paid in excess of the net fair value of assets acquired and liabilities assumed has been recognized as goodwill.

DMH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

7.   Merger (Continued)

Management believes the product line of Virtual Physician's Network acquired will enable the Company to enhance their business model and strengthen its future cash flows to fund operations and take advantage of additional growth opportunities. The Company's evaluation of goodwill completed during the year end resulted in an impairment loss of $1,610,353.

8.   Income Taxes

The Company has $1,945,966 of net operating losses ($1,382,650 in 2013) carried forward to offset taxable income in future years which expire commencing in fiscal 2034.  The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes. As at December 31, 2014 and 2013, the Company had no uncertain tax positions.

	December 31, 2014 $	December 31, 2013 $

Net loss carry forward	(1,945,966)	(1,382,650)
Statutory rate	34%	34%

Computed expected tax recovery	661,628	470,101
Valuation allowance	(661,628)	(470,101)

Income tax provision	–	–

9.   Subsequent Events

On January 28, 2015, the Company issued a total of 25,000,000 shares of the company’s restricted stock to settle the convertible notes of $250,000 originated on July 25, 2014 (See Note 4).

During February through March, 2014, following the convertible note agreement in the amount of $50,000 on March 31, 2014, the debt holder made the conversions of a total of 19,962,450 shares of the company’s restricted stock satisfying the remaining amount of the $19,961 of the note in full.

During April, 2014, following the convertible note agreement in the amount of $50,000 on May 5, 2014, the debt holder made the conversions of a total of 19,000,000 shares of the company’s restricted stock satisfying $19,000 of the note.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Section 1.

Evaluation of Disclosure Controls and Procedures:

As of December 31, 2014, we carried out an evaluation under the supervision and the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2014, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, because of the material weaknesses in internal control over financial reporting discussed in Management’s Report on Internal Control Over Financial Reporting below, our disclosure controls and procedures were not effective, at a reasonable assurance level, as of December 31, 2014. In light of this, we performed additional post-closing procedures and analyses in order to prepare the Consolidated Financial Statements included in this report. As a result of these procedures, we believe our Consolidated Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented. A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

Section 2.

Management’s Annual Report on Internal Control over Financial Reporting

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2014, our management concluded that its material weaknesses in its internal controls over financial reporting include matters pertaining to the need to enhance the supervision, monitoring and reviewing of financial statement preparation processes.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our Chief Executive Officer and Chief Financial Officer, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management has evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 and concluded that it is ineffective because of the material weaknesses in our internal control over financial reporting described above.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2014, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of December 31, 2014, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at December 31, 2014, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the year ended December 31, 2014 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Listed below are our executive officers and directors as of December 31, 2014

Name	Age	Position with the Company	Director Since
George England	51	President, Chief Executive Officer and Director	July 22, 2014 - present

Rik J. Deitsch	47	Chairman, Chief Financial Officer, Secretary and Treasurer	December 11, 2012 - present

Jason Barry	43	Director, Former: Chief Financial Officer, Secretary and Treasurer	December 11, 2012 - present

George England

Mr. England has been a Director and Chief Executive Officer of the Company since July 22, 2014. George England has over 26 years of experience as a healthcare entrepreneur and executive. He has served as the President and COO of Virtual Physician’s Network, Inc. since 2011. From 2009 until 2011, Mr. England served as Sales Director Southeast for Nuvasive, a medical device company then Operations Manager of Integrity Medical, Nuvasive's largest distributor. From 2007 to 2009, Mr. England served as V.P. of Sales for Surgical Outcome Support, a web-based healthcare clinical outcomes solution. In 2002 Mr. England founded and was President of United Surgical Consultants, a company specializing in the business development of medical practices and ancillary service models. Previously, Mr. England has worked with industry leaders such as Synthes, K2M and Osteotech. Mr. England has also consulted on the design of medical devices and medical instruments with several national healthcare companies and has an issued patent (US 8,728,163) on an artificial disc replacement device.  Mr. England has also authored a multi-center, randomized clinical trial protocol approved by NEIRB (New England Internal Review Board) to study the efficacy and effectiveness of a dietary supplement for the spine, which included 100 patients and yielded positive results. In 1985, Mr. England graduated with BA degree from High Point University in North Carolina.

Rik J. Deitsch – Chairman of the Board, Chief Financial Officer Secretary and Treasurer

Mr. Deitsch founded Touch Medical Solutions in 2010 and has been the Chairman of the Board since December 31, 2012. Mr. Deitsch served as the CEO of the Company from December 31, 2012 - July 22, 2014. Since January 1, 2015, Mr. Deitsch has served as the CFO, Secretary and Treasurer of the Company. From November 2002 through the present, Mr. Deitsch has served as the Chief Executive Officer of Nutra Pharma Corporation, a public biotechnology company with therapies for the treatment of Multiple Sclerosis, HIV and pain. From February 1998 through November 2002, Mr. Deitsch served as the President of NDA Consulting Inc., a biotechnology research group that provided consulting services to the pharmaceutical industry. NDA Consulting specialized in the research of peptides derived from Cone Snail venom, Cobra venom and Gila Monster venom. Mr. Deitsch holds both a B.S. in Chemistry and an M.S. in Biochemistry from Florida Atlantic University and has conducted clinical and laboratory research in collaboration with scientists at Duke University Medical Center and the Cleveland Clinic. He is the author of two books: Are you Agewise: A Guide to Healthy Aging and Invisible Killers; the Truth About Environmental Genocide. Mr. Deitsch is an adjunct professor and teaches several courses for Florida Atlantic University’s College of Business and Continuing Education Department.

Jason Barry – Director and Former Chief Financial Officer, Secretary, and Treasurer

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

b. Shareholder Communications

Our Board of Directors does not have any defined policy or procedure requirements for our stockholders to send communications to our Board of Directors, including submission of recommendations for nominating directors. We have not yet adopted a process for our security holders to communicate with our Board of Directors because we have not sufficiently developed our operations and corporate governance structure. We have a number at (888)218-5713 available on our website for our shareholders to contact us as well as a dedicated email address at investor.relations@dmhintl.com.

c. Board of Director Meetings

We had 4 Board of Directors meeting during our 2014 Fiscal Year. Our corporate actions that were subject to Board approval were accomplished by Board resolutions. We request that all of our Directors attend our Board of Director meetings; however, we have no formal policy regarding their attendance.

d. Annual Shareholder Meetings

We held no annual shareholders meeting during 2014.

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

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below, for the fiscal years ended December 31, 2014 and 2013:

SUMMARY COMPENSATION TABLE

Name and principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

George England(1)	2014	$121,500	—	—		—	—	—	$121,500
Chief Executive Officer
President
and Director

Rik Deitsch(2)	2014	—	—		—	—	—	—	—
Chairman of the Board
Chief Financial Officer
Treasurer and Secretary
Former CEO & President

Jason Barry(3)	2014	$60,000	—		—	—	—	—	$60,000
Director

Rik Deitsch(2)	2013	—	—	$91,000	—	—	—	—	$91,000
Chief Executive Officer
President and Chairman of the Board

Jason Barry(3)	2013	$60,000	—	$72,800	—	—	—	—	$132,800
Chief Financial Officer, Secretary, Director

(1)   On July 22, 2014 George England agreed to act as the Company’s President, Chief Executive Officer and Director.

(2)   On December 11, 2012 Rik Deitsch agreed to act as the Company’s President, Chief Executive Officer and Chairman. On July 22, 2014 Mr. Deitsch stepped down as CEO. On January 1, 2015 Mr. Deitsch agreed to act as the Company's CFO, Treasurer and Secretary.

(3)   On December 11, 2012 Jason Barry agreed to act as the Company’s Chief Financial Officer, Secretary, Treasurer and Director. On January 1, 2015 Mr. Barry stepped down as the Company's CFO, Treasurer and Secretary.

Director Compensation

There are no standard arrangements to which directors are compensated for services provided to us. Should we obtain adequate funding or sufficient revenues to justify standard arrangements for director compensation, we will consider whether to adopt such a compensation plan.

Stock Option Grants in Last Fiscal Year

We did not grant incentive and non-qualified stock options in 2014 to any executive officer or director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables sets forth, as of December 31, 2014, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days.

Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. We are unaware of any contract or arrangement that could result in a change in control of our company.

The following table assumes based on our stock records, that there are 415,961,936 shares issued and outstanding as of April 13, 2014.

SECURITY OWNERSHIP OF MANAGEMENT AND BENEFICIAL OWNERS

Name and Address of Director or Executive Officer	Shares of Common Stock Beneficially Owned	Percent of Common Stock Outstanding
George England Chief Executive Officer, President 12502 W. Atlantic Blvd Coral Springs, Florida 33071	-	0%

Rik J. Deitsch Chief Financial Officer, Secretary, Treasurer, Chairman 12502 W. Atlantic Blvd Coral Springs, Florida 33071	103,500,000	25%

Jason Barry Director 12502 W. Atlantic Blvd Coral Springs, Florida 33071	39,250,000	9%

All executive officers and directors as a group (2) persons	142,750,000	34%

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

Director Independence

Our common stock is quoted on the OTC-Markets; that trading medium does not have director independence requirements. Under Item 407(a) of Regulation S-K, we have adopted the definition of independence used by the American Stock Exchange, which may be found in the American Stock Exchange Company guide at (s) 121(A) (2) (2007). This definition states that our Board of Directors must affirmatively determine whether any of our directors have a relationship that would interfere with the exercise of independent judgment in carrying out their responsibilities of a director. Based on this definitional standard, our Board of Directors has determined that none of our Directors are independent.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed to us for fiscal years ended December 31, 2014 and 2013 by our accountants, M&K CPAS, PLLC. were approximately $11,500 and $8,500 for professional services rendered for the audit of our annual consolidated financial statements and reviews of our interim consolidated financial statements included in quarterly reports and other services related to statutory and regulatory filings or engagements.

Tax Fees

No such fees were paid in 2014 or 2013.

All Other Fees

No such fees were paid in 2014 or 2013.

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

DMH International, Inc.

/s/ George England
George England
Director, President, Chief Executive Officer

Dated: April 13, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ George England	Director, President, Chief Executive Officer
George England		April 13, 2014

/s/ Rik J. Deitsch	Chief Financial Officer, Secretary, Treasurer, Chairman, Principal Accounting Officer	April 13, 2014
Rik J. Deitsch