Form 10-Q
period 2015-03-31
DMH INTERNATIONAL, INC.
filed 2015-05-19
CIK 1496819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2015

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of May 20, 2015 there were 415,961,936 shares of common stock.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

DMH INTERNATIONAL, INC.

DMH International, Inc. is referred to hereinafter as “we”, “us” or “our”

Forward Looking Statements

This Quarterly Report on Form 10-Q for the period ending March 31, 2015, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they never materialize or prove incorrect, could cause our results of to differ materially from those expressed or implied by such forward-looking statements. The words or phrases "would be," "will allow, "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." We are subject to risks detailed in Item 1(a).  All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including: (a) any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; and (b) any statements of the plans, strategies and objectives of management for future operations; and (c) any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

DMH INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
	$	$
	(Unaudited)
ASSETS

Cash	13,587	984
Total Assets	13,587	984

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	277,353	266,806
Accounts payable – related party	296,522	281,522
Due to related parties	597,104	529,604
Convertible debt-net of discount of $4,026 and $27,200, respectively	45,974	290,362
Derivative liability	70,241	114,649
Total Liabilities	1,287,194	1,482,943

STOCKHOLDERS’ EQUITY (DEFICIT )

Preferred stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share; Issued and outstanding: nil preferred shares	-	-
Common stock	396,962	352,000
Authorized: 450,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 396,961,936 and 351,999,486 common shares at March 31, 2015 and December 31, 2014, respectively.
Preferred stock issuable	1,600,000	1,600,000
Common stock issuable	35,000	35,000
Additional paid-in capital	1,668,362	1,380,309
Deficit accumulated	(4,973,931)	(4,849,268)
Total Stockholders’ Equity (Deficit)	(1,273,607)	(1,481,959)
Total Liabilities and Stockholders’ Equity (Deficit)	13,587	984

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

DMH INTERNATIONAL, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
	$	$
Revenues	-	-

Operating Expenses

General and administrative	2,677	1,963
Management fees	15,000	15,000
Professional fees	60,565	245,450
Research and development	12,007	-

Total Operating Expenses	90,249	262,413

Other Expenses

Interest expense	26,963	3,111
Change in fair value of derivatives	(9,643)	11,000
Gain on settlement of debt	637	-
Imputed interest	16,457	14,689

Total Other Expenses	34,414	28,800

Net Loss	(124,663)	(291,213)

Net Loss per Share – Basic and Diluted	(0.00)	(0.00)

Weighted Average Shares Outstanding – Basic and Diluted	377,191,150	278,733,333

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

DMH INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2015	2014
	$	$
Operating Activities
Net loss for the period	(124,663)	(291,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	16,457	14,689
Amortization of debt discount	23,174	3,111
Change in fair value of derivatives	(9,643)	11,000
Gain on settlement of convertible debt	637	-
Stock issued for services	-	150,000
Changes in operating assets and liabilities:
Accounts Payable – Related Party	15,000	15,000
Accounts payable and Accrued liabilities	24,141	392
Net Cash Used in Operating Activities	(54,897)	(97,021)
Financing Activities
Due to related parties – borrowings	72,500	2,315
Due to related parties – repayments	(5,000)	(26,000)
Proceeds from loan	-	40,000
Proceeds from common stock subscribed	-	85,000
Net Cash Provided By Financing Activities	67,500	101,315
Increase in Cash	12,603	4,294
Cash – Beginning of Period	984	-
Cash – End of Period	13,587	4,294
Non-cash financing activities:
Common stocks issued for debt conversions	281,156	-
Settlement of derivative liability due to conversions	34,765	-
Recognition of derivative liability	-	40,000

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

DMH INTERNATIONAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.   Description of Business and Reverse Acquisition

Description of Business

DMH International, Inc. (the “Company”) was incorporated in the state of Florida on March 26, 2010.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the three months ended March 31, 2015, the Company has a working capital deficit of $1,273,607 and accumulated deficit of $4,973,931. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Merger

Effective July 22, 2014, the Company acquired all of the outstanding shares of Virtual Physician's Network through issuance of 10,000,000 shares of the Company’s convertible preferred stock. Each share of our preferred stock is convertible into 20 shares of our common stock. Virtual Physician's Network was merged into the Company and became the Company’s wholly owned subsidiary. As of March 31, 2015, these shares have not been issued due to administrative delay. The 10,000,000 shares of convertible preferred stocks were accrued in preferred stocks issuable with a fair value of $1,600,000. Each share of convertible preferred stock was valued at 20 times of closing price of common stock price of $0.008 on the date of merger.

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

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As at March 31, 2015 and December 31, 2014, the Company had no cash equivalents.

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

DMH INTERNATIONAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

2.   Summary of Significant Accounting Policies (continued)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of March 31, 2015 and 2014, the Company has 39,022,646 and 5,100,089 shares convertible under note agreement that are anti-dilutive and not included in diluted loss per share.

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

The following table presents assets and liabilities that were measured and recognized at fair value as of March 31, 2015 and December 31, 2014 on a recurring basis:

	Fair Value Measurements at March 31, 2015
Description	Level 1	Level 2	Level 3	Total Realized Loss
Derivative Liability	$-	$-	$70,241	$-
Totals	$-	$-	$70,241	$-

	Fair Value Measurements at December 31, 2014
Description	Level 1	Level 2	Level 3	Total Realized Loss
Derivative Liability	$-	$-	$114,649	$-
Totals	$-	$-	$114,649	$-

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

3.   Related Party Transactions

As of March 31, 2015 and 2014, the Company owes $89,216 to the director, former CFO of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand. Imputed interest at 8% has been expensed and recorded as additional paid-in capital of $1,760 and $1,760 for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015 and December 31, 2014, $195,000 and $180,000 included in accounts payable is the management fees owed to the director, former CFO, respectively. At March 31, 2015 and December 31, 2014, $101,522 included in accounts payable and accrued liabilities is owed to a company formerly controlled by the director, former CFO of the Company. These amounts owing are unsecured, non-interest bearing, and due on demand. Imputed interest at 8% has been expensed and recorded as additional paid-in capital of $5,553 and $4,370 for the three months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015 and December 31, 2014, the Company owes $455,588 and $438,088, respectively to the CFO, former CEO and the companies controlled by him. The amounts owing are unsecured, non-interest bearing, and due on demand. The amount owing has an imputed interest at 8%.  Imputed interest at 8% has been expensed and recorded as additional paid-in capital of $8,914 and $8,559 for the three months ended March 31, 2015 and 2014, respectively.

DMH INTERNATIONAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

3.   Related Party Transactions (continued)

As of March 31, 2015 and December 31, 2014, the Company owes $2,300 and $0, respectively to a company controlled by a shareholder of the Company.

As of March 31, 2015 and December 31, 2014, the Company owes $50,000 and $0, respectively to the CEO of the Company. The amount owing has an imputed interest at 8%.  Imputed interest at 8% has been expensed and recorded as additional paid-in capital of $230 and $0 for the three months ended March 31, 2015 and 2014, respectively.

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

On March 31, 2014, the Company issued a convertible redeemable Note in the amount of $50,000. The proceeds were received on April 2, 2014. The Note carries interest at 9% annum and matures on March 31, 2015. The Note holder is entitled to convert all or a portion of the principal into shares of common stock at a conversion price of 55% the average two lowest closing bid price in the 20 trading days prior to the conversion date. During the year ended December 31, 2014, the debt holder made four conversions of a total of 19,893,000 shares of the company’s restricted stock satisfying $32,438 of the note with a fair value of $81,451, included in the fair value of debt balance of $81,451 was settlement of derivative liability of $49,013.The Company recorded a gain of $12,550 for less shares issued during the conversion than what was called for in the original agreement. During the three months ended March 31, 2015, the debt holder made two conversions of a total of 19,962,450 shares of the company’s restricted stock satisfying the remaining $17,562 of the note in full with a fair value of $46,450, included in the fair value of debt balance of $46,450 was settlement of derivative liability of $26,488.The Company recorded a gain of $10,468 for less shares issued during the conversion than what was called for in the original agreement (See Note 6).

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

On July 25, 2014, the Company issued a convertible redeemable Note in the amount of $250,000. $125,000 each of the proceeds was received on June 25, 2014 and July 25, 2014, respectively (Total $250,000). The Note carries interest at 8% annum and matured on January 25, 2015. The Note holder is entitled to convert all or a portion of the principal into shares of common stock at a conversion price of the lower of $0.01 or 60% the average three lowest VWAP prices in the 15 trading days prior to the conversion date. The Holder shall not be entitled to convert the Note in connection with that number of shares of Common Stock which would be in excess of the sum of (i) the number of shares of Common Stock beneficially owned by the Holder and its affiliates on a Conversion Date, and (ii) the number of shares of Common Stock issuable upon the conversion of the Note would result in beneficial ownership by the Holder and its affiliates of more than 4.99% of the issued and outstanding shares of Common Stock of the Borrower on such Conversion Date. Also, the aggregate conversion by the Holder may not exceed 9.99% if a form 13d or equivalent is filed. On January 28, 2015, the note was satisfied in full with 25,000,000 shares of common stocks per settlement agreement with a fair value of $269,471, included in the fair value of debt balance of $269,471 was accrued interest of $11,194 and settlement of derivative liability of $8,277.The Company recorded a loss of $11,105 for more shares issued during the conversion than what was called for in the original agreement.

DMH INTERNATIONAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

4.   Convertible Notes (continued)

In the evaluation of the financing arrangements, the Company concluded that the conversion features did not meet the conditions set forth in current accounting standards for equity classification. Since equity classification is not available for the conversion feature, it requires bifurcation and liability classification, at fair value. The Company elected to account for the hybrid contract under the guidance of ASC 815-15-25-4. The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a binomial option pricing model. In connection with the issuance of these convertible notes payable, the Company encountered a day-one derivative loss of $41,902 related to the recognition of (i) the hybrid note and (ii) the derivative instrument arising from the fair value measurement due to the fair value of the hybrid note and embedded derivative exceeding the proceeds that the Company received from the arrangement. Therefore, the Company was required to record a loss on the derivative financial instrument. In addition, the fair value will change in future periods, based upon changes in the Company’s common stock price and changes in other assumptions and market indicators used in the valuation techniques. These future changes will be recognized in changes in fair value of derivatives on the Company’s statement of operations.  At March 31, 2015, the convertible note payable, at fair value, was recorded at $70,241 (See Note 5). Accordingly, the company recognized gain of $9,643 in changes in fair value of derivative on the Company’s statement of operations at March 31, 2015.

In addition, the proceeds of $208,597 received as a result of the issuance of these convertible notes is attributable to the value of the call option embedded in the note as of December 31, 2014, which was recorded as a debt discount and will be amortized over the term of the note under the interest method. Amortization for the three months ended March 31, 2015 and 2014 is $23,174 and 3,111, respectively.

5.   Derivative Liabilities

As discussed in Note 4 under Convertible Notes, the Company issued convertible notes payable that provide for the issuance of convertible notes with variable conversion provisions. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the note is indeterminate. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion shares to be issued were recorded as derivative liabilities on the issuance date. The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a binomial option pricing model. The changes in fair value of derivatives for $9,643 and $11,000 on the Company’s statement of operations as of March 31, 2015 and 2014 consisted a gain attributable to market value of the convertible notes.

The following is a summary of changes in the fair market value of the derivative liability during the three months ended March 31, 2015 and the year ended December 31, 2014, respectively:

Derivative Liability Convertible debts
Total
Balance, December 31, 2014	$114,649
Increase in derivative value due to issuances of convertible promissory notes	-
Decrease in derivative value due to issuances of common stocks for conversions	(34,765)
Change in fair market value of derivative liabilities due to the mark to market adjustment	(9,643)
Balance, March 31, 2015	$70,241

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

Convertible preferred stock issued for merger

On July 22, 2014, the Company acquired all of the outstanding shares of Virtual Physician's Network through issuance of 10,000,000 shares of convertible preferred stock. Each share of convertible preferred stock has the voting rights of 20 shares of the Company’s common stock. Upon the occurrence of a mandatory conversion event, which occurs immediately following the business day on which the Corporation’s shareholders have approved an amendment to the Corporation’s Articles of Incorporation which provide for a sufficient number of authorized common stock which will permit the holders of the convertible preferred stock to convert such shares into the Company’s Common Stock, the outstanding shares of convertible preferred stock shall automatically be converted at a conversion rate of 20 shares of Common Stock for every 1 share of convertible preferred stock. As of March 31, 2015, these shares have not been issued due to administrative delay. They were valued at $1,600,000, which is 20 times of closing price of common stock price of $0.008 on the date of merger. On May 12, 2015, 7,372,598 shares have been issued, and the remaining shares have not been issued due to administrative delay. The 10,000,000 shares of convertible preferred stocks were accrued in preferred stocks issuable with a fair value of $1,600,000 as of March 31, 2015.

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

During October through December, 2014, following the convertible note agreement in the amount of $50,000 on March 31, 2014, the debt holder made the following conversions of a total of 19,893,000 shares of the company’s restricted stock satisfying $32,438 of the note with a fair value of $81,451, included in the fair value of $81,451 was settlement of derivative liability of $49,013. The Company recorded a gain of $12,550 for less shares issued during the conversion than what was called for in the original agreement. During the three months ended March 31, 2015, the debt holder made two conversions of a total of 19,962,450 shares of the company’s restricted stock satisfying the remaining $17,562 of the note in full with a fair value of $46,450, included in the fair value of debt balance of $46,450 was settlement of derivative liability of $26,488.The Company recorded a gain of $10,468 for less shares issued during the conversion than what was called for in the original agreement (See Note 4).

On January 28, 2015, following the convertible note agreement in the amount of $250,000 on July 25, 2014,the note was satisfied in full with 25,000,000 shares of common stocks per settlement agreement with a fair value of $269,471, included in the fair value of debt balance of $269,471 was accrued interest of $11,194 and settlement of derivative liability of $8,277.The Company recorded a loss of $11,105 for more shares issued during the conversion than what was called for in the original agreement (See Note 4).

7.   Subsequent Events

During April, 2014, following the convertible note agreement in the amount of $50,000 on May 5, 2014, the debt holder made the conversions of a total of 19,000,000 shares of the company’s restricted stock satisfying $19,000 of the note.

Pursuant to the merger agreement on July 22, 2014, 10,000,000 shares of the Company’s convertible preferred stock shall be issued.  On May 12, 2015, the 7,372,598 shares have been issued, and the remaining shares have not been issued due to administrative delay (See Note 6).

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

December 2, 2014 we announced an update on the North American Spine Society (NASS) annual meeting held in San Francisco that we attended in November of 2014. NASS confirmed that attendance at the annual meeting in San Francisco surpassed the 2013 meeting in New Orleans. At the 2014 meeting there were 2,866 medical attendees, 384 non-medical attendees, 323 exhibitor companies and over 3,000 exhibitor reps.

On December 4, 2014 we announced that we have expanded our Medical Advisory Board (MAB) by adding Dr. Jonathan Hyde, M.D. who is a Board Certified Orthopaedic Surgeon specializing in spinal surgery at the South Florida Spine Institute in Miami Beach, FL.

January 7th, 2015 we announced the release of version 1.2 or Virtual Physician’s Network mobile healthcare platform that included many new features for both surgeon and vendor members. This was the first major platform enhancement since the merger of DMHI and Virtual Physicians Network.

Operating Strategy

Management is of the opinion that the leaders of the technology market as a whole are beating their competitors by presenting a more effective end user experience and fulfillment of base requirements.  We believe that products were typically judged by the number of features they offer; however, there has been an increasing trend towards not providing the greatest number of features, but rather to provide a simpler user interface than its competitors combined with a solid product workflow.  We will attempt, as a medical device provider, to offer products that are user friendly and which have a core workflow that clients can easily implement and use.  We believe that a goal of applying our product ideas efficiently will allow our customers to maintain high medical standards to help them to grow in their own individual markets.

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

Virtual Physician’s Network will provide support and training to these organizations to effectively promote the use of their Virtual Physicians Network app throughout the beta rollout in 2014 and into 2015.

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

Results of Operations

Comparison of Three Months Periods Ended March 31, 2015 and March 31, 2014

Operating Revenues

Operating revenues since the Company’s inception has been $nil.

Operating Expenses,

During the three months ended March 31, 2015, the Company incurred operating expenses of $90,249 compared with $262,413 during the three months ended March 31, 2014.  The decrease in operating expenses was attributed to a decrease in professional fees of $184,885, offset by the increase of research and development of $12,007 and a slightly increase of $714 in general and administrative expenses.

Other expenses

Total other income for the three months ended March 31, 2015 was $34,414, as compared to total other expenses for the three months ended March 31, 2014 of $28,800. The increase of $5,614 and approximately 19% in total other expenses was as a result of the change in fair value of derivatives from a loss of $11,000 to a gain of $9,643 relating to the fluctuation of the liability related to convertible debt carried at fair, offset by an increase in amortization of debt discount and interest expense from $3,111 to $26,963, and a slightly increase of $1,768 and $637 in imputed interest relating to imputed interest at 8% per annum on related party loans and loss on settlement of debt.

Net Loss

For the three months ended March 31, 2015, the Company recorded a net loss of $124,663 compared with $291,213 for the three months ended March 31, 2014.

Working Capital

	March 31, 2015 $	December 31, 2014 $
Current Assets	13,587	984
Current Liabilities	1,287,194	1,482,943
Working Deficits	(1,273,607)	(1,481,959)

Cash Flows

	Three Months ended March 31, 2015 $	Three Months ended March 31, 2014 $
Cash Flows used in Operating Activities	(54,897)	(97,021)
Cash Flows from Financing Activities	67,500	101,315
Net Increase in Cash During Period	12,603	4,294

Liquidity and Capital Resources

As at March 31, 2015, the Company’s cash and total asset balance was $13,587 compared to $984 at December 31, 2014.

As of March 31, 2015, the Company had total liabilities of $1,287,194 compared with total liabilities of $1,482,193 at December 31, 2014.  The decrease in liabilities is primarily due to settlement of convertible debt liabilities through conversions of common stocks.

As of March 31, 2015, the Company had a working capital deficit of $1,273,607 compared with a working capital deficit of $1,481,959 as of December 31, 2014.  The decrease in the working capital deficit is primarily attributed to settlement of convertible debt liabilities through conversions of common stocks.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2015, we carried out an evaluation under the supervision and the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2015, as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”).  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, because of the material weaknesses in internal control over financial reporting discussed in Section 9A of our annual report on Form 10-K, our disclosure controls and procedures were not effective, at a reasonable assurance level, as of March 31, 2015. In light of this, we performed additional post-closing procedures and analyses in order to prepare the Condensed Consolidated Financial Statements included in this report. As a result of these procedures, we believe our Condensed Consolidated Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.  A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

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

Changes in Internal Control over Financial Reporting

During the first quarter we continued the enhancement of our internal controls. Otherwise, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2015 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2015, the debt holder made two conversions of a total of 19,962,450 shares of the company’s restricted stock satisfying the remaining $17,562 of the note in full with a fair value of $46,450, included in the fair value of debt balance of $46,450 was settlement of derivative liability of $26,488.The Company recorded a gain of $10,468 for less shares issued during the conversion than what was called for in the original agreement.

On January 28, 2015, following the convertible note agreement in the amount of $250,000 on July 25, 2014,the note was satisfied in full with 25,000,000 shares of common stocks per settlement agreement with a fair value of $269,471, included in the fair value of debt balance of $269,471 was accrued interest of $11,194 and settlement of derivative liability of $8,277.The Company recorded a loss of $11,105 for more shares issued during the conversion than what was called for in the original agreement.

Pursuant to the merger agreement on July 22, 2014, 10,000,000 shares of the Company’s convertible preferred stock shall be issued.  On May 12, 2015, the 7,372,598 shares have been issued, and the remaining shares have not been issued due to administrative delay.

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

DMH INTERNATIONAL, INC.
Registrant

Dated: May 19, 2015	/s/ George England
George England
Chief Executive Officer

Dated: May 19, 2015	/s/ Rik J. Deitsch
Rik J. Deitsch
Chief Financial Officer