Form 10-Q
period 2015-06-30
DMH INTERNATIONAL, INC.
filed 2015-08-18
CIK 1496819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2015

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

The number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of August 18, 2015 there were 415,961,936 shares of common stock.

DMH INTERNATIONAL, INC.

DMH International, Inc. is referred to hereinafter as “we”, “us” or “our”

Forward Looking Statements

This Quarterly Report on Form 10-Q for the period ending June 30, 2015, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they never materialize or prove incorrect, could cause our results of to differ materially from those expressed or implied by such forward-looking statements. The words or phrases "would be," "will allow, "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." We are subject to risks detailed in Item 1(a).  All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including: (a) any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; and (b) any statements of the plans, strategies and objectives of management for future operations; and (c) any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DMH INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2015	2014
	$	$
	(Unaudited)
ASSETS

Cash	6,500	984
Total Assets	6,500	984

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	305,357	266,806
Accounts payable – related party	311,522	281,522
Due to related parties	597,104	529,604
Convertible debt-net of discount of $43,611 and $27,200, respectively	37,389	290,362
Derivative liability	106,312	114,649
Total Liabilities	1,357,684	1,482,943

STOCKHOLDERS’ EQUITY (DEFICIT )

Preferred stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share; Issued and outstanding: 7,372,598 and 0 preferred shares at June 30, 2015 and December 31, 2014, respectively.	7,373	-
Common stock	415,962	352,000
Authorized: 450,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 415,961,936 and 351,999,486 common shares at June 30, 2015 and December 31, 2014, respectively.
Preferred stock issuable	420,384	1,600,000
Common stock issuable	45,556	35,000
Additional paid-in capital	2,849,665	1,380,309
Deficit accumulated	(5,090,124)	(4,849,268)
Total Stockholders’ Equity (Deficit)	(1,351,184)	(1,481,959)
Total Liabilities and Stockholders’ Equity (Deficit)	6,500	984

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

DMH INTERNATIONAL, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		June 30,
	2015	2014	2015	2014
	$	$
Revenues	-	-	-	-

Operating Expenses

General and administrative	8,715	9,251	11,392	11,214
Management fees	15,000	15,000	30,000	30,000
Professional fees	83,681	82,700	144,246	403,150
Research and development	2,007	-	14,014	-
			-	-

Total Operating Expenses	109,403	106,951	199,652	444,364

Other Expenses

Interest expense	11,659	32,270	38,622	35,381
Amortization of debt discount	-		-
Change in fair value of derivatives	11,840	37,577	2,197	48,577
Gain on settlement of debt	(31,091)	-	(30,454)	-
Imputed interest	14,382	14,383	30,839	29,072

Total Other Expenses	6,790	84,230	41,204	113,030

Net Loss	(116,193)	(191,181)	(240,856)	(557,394)

Net Loss per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares Outstanding – Basic and Diluted	414,709,189	290,538,462	396,053,811	284,668,508

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

DMH INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2015	2014
	$	$
Operating Activities
Net loss for the period	(240,856)	(557,394)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	30,839	29,072
Amortization of debt discount	33,589	35,242
Change in fair value of derivatives	2,197	48,577
Gain on settlement of convertible debt	(30,454)	-
Stock issued for services	10,556	225,000
Changes in operating assets and liabilities:
Prepaid expense	-	(10,000)
Accounts Payable – Related Party	30,000	30,000
Accounts payable and Accrued liabilities	52,145	8,718
Net Cash Used in Operating Activities	(111,984)	(190,785)
Financing Activities
Due to related parties – borrowings	101,500	12,865
Due to related parties – repayments	(34,000)	(64,000)
Proceeds from loan	50,000	265,000
Proceeds from common stock subscribed	-	85,000
Net Cash Provided By Financing Activities	117,500	298,865
Increase in Cash	5,516	108,080
Cash – Beginning of Period	984	-
Cash – End of Period	6,500	108,080
Non-cash financing activities:
Common stocks issued for debt conversions	300,156	-
Settlement of derivative liability due to conversions	60,534	-
Recognition of derivative liability	50,000	208,597
Preferred shares issued from payables	1,179,616	-

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

DMH INTERNATIONAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.

Description of Business and Reverse Acquisition

a)

Description of Business

DMH International, Inc. (the “Company”) was incorporated in the state of Florida on March 26, 2010.

b)

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the six months ended June 30, 2015, the Company has a working capital deficit of $1,351,184 and accumulated deficit of $5,090,124. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

d)

Merger

Effective July 22, 2014, the Company acquired all of the outstanding shares of Virtual Physician's Network through issuance of 10,000,000 shares of the Company’s convertible preferred stock. Each share of our preferred stock is convertible into 20 shares of our common stock. Virtual Physician's Network was merged into the Company and became the Company’s wholly owned subsidiary. On May 12, 2015, the 7,372,598 shares have been issued, and the remaining shares have not been issued due to administrative delay. The remaining 2,627,402 shares of convertible preferred stocks were accrued in preferred stocks issuable with a fair value of $420,384. Each share of convertible preferred stock was valued at 20 times of closing price of common stock price of $0.008 on the date of merger.

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

d)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As at June 30, 2015 and December 31, 2014, the Company had no cash equivalents.

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

DMH INTERNATIONAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

2.   Summary of Significant Accounting Policies (Continued)

h)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of June 30, 2015 and 2014, the Company has 88,593,908 and 33,402,383 shares convertible under note agreement that are anti-dilutive and not included in diluted loss per share.

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

The following table presents assets and liabilities that were measured and recognized at fair value as of June 30, 2015 and December 31, 2014 on a recurring basis:

	Fair Value Measurements at June 30, 2015
Description	Level 1	Level 2	Level 3	Total Realized Loss
Derivative Liability	$-	$-	$106,312	$-
Totals	$-	$-	$106,312	$-

	Fair Value Measurements at December 31, 2014
Description	Level 1	Level 2	Level 3	Total Realized Loss
Derivative Liability	$-	$-	$114,649	$-
Totals	$-	$-	$114,649	$-

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

k)

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

k)

Recent Accounting Pronouncements (Continued)

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

3.   Related Party Transactions

a)

As of June 30, 2015 and 2014, the Company owes $89,216 to the director, former CFO of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand. Imputed interest at 8% has been expensed and recorded as additional paid-in capital of $3,539 and $3,539 for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015 and December 31, 2014, $210,000 and $150,000 included in accounts payable is the management fees owed to the director, former CFO, respectively. At June 30, 2015 and December 31, 2014, $101,522 included in accounts payable and accrued liabilities is owed to a company formerly controlled by the director, former CFO of the Company. These amounts owing are unsecured, non-interest bearing, and due on demand. Imputed interest at 8% has been expensed and recorded as additional paid-in capital of $11,468 and $9,088 for the six months ended June 30, 2015 and 2014, respectively.

b)

As of June 30, 2015 and December 31, 2014, the Company owes $455,588 and $438,088, respectively to the CFO, former CEO and the companies controlled by him. The amounts owing are unsecured, non-interest bearing, and due on demand. The amount owing has an imputed interest at 8%.  Imputed interest at 8% has been expensed and recorded as additional paid-in capital of $14,605 and $16,445 for the six months ended June 30, 2015 and 2014, respectively.

c)

As of June 30, 2015 and December 31, 2014, the Company owes $2,300 and $0, respectively to a company controlled by a shareholder of the Company. On May 12, 2015, the 850,017 convertible preferred shares were issued to this shareholder of the Company pursuant to the merger agreement at the price of $0.16 per share.

DMH INTERNATIONAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

3.   Related Party Transactions (Continued)

d)

As of June 30, 2015 and December 31, 2014, the Company owes $50,000 and $0, respectively to the CEO of the Company. The amount owing has an imputed interest at 8%.  Imputed interest at 8% has been expensed and recorded as additional paid-in capital of $1,227 and $0 for the six months ended June 30, 2015 and 2014, respectively. On May 12, 2015, the 1,133,356 preferred shares were issued to the CEO of the Company pursuant to the merger agreement at the price of $0.16 per share.

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

On March 31, 2014, the Company issued a convertible redeemable Note in the amount of $50,000. The proceeds were received on April 2, 2014. The Note carries interest at 9% annum and matures on March 31, 2015. The Note holder is entitled to convert all or a portion of the principal into shares of common stock at a conversion price of 55% the average two lowest closing bid price in the 20 trading days prior to the conversion date. During the year ended December 31, 2014, the debt holder made four conversions of a total of 19,893,000 shares of the company’s restricted stock satisfying $32,438 of the note with a fair value of $81,451, included in the fair value of debt balance of $81,451 was settlement of derivative liability of $49,013.The Company recorded a gain of $12,550 for less shares issued during the conversion than what was called for in the original agreement. During the six months ended June 30, 2015, the debt holder made two conversions of a total of 19,962,450 shares of the company’s restricted stock satisfying the remaining $17,562 of the note in full with a fair value of $46,450, included in the fair value of debt balance of $46,450 was settlement of derivative liability of $26,488. The Company recorded a gain of $10,468 for less shares issued during the conversion than what was called for in the original agreement (See Note 6).

On May 5, 2014, the Company issued a convertible redeemable Note in the amount of $50,000. The proceeds were received on May 7, 2014. The Note carries interest at 9% annum and matured on May 5, 2015. The Company continued to accrue the default interest rate at 16%. The Note holder is entitled to convert all or a portion of the principal into shares of common stock at a conversion price of 55% the average two lowest closing bid price in the 20 trading days prior to the conversion date. During the six months ended June 30, 2015, the debt holder made a conversion of a total of 19,000,000 shares of the company’s restricted stock satisfying $19,000 of the note with a fair value of $25,769, included in the fair value of debt balance of $25,769 was settlement of derivative liability of $25,769.The Company recorded a gain of $31,091 for less shares issued during the conversion than what was called for in the original agreement (See Note 6).

On May 15, 2015, the Company issued a convertible redeemable Note in the amount of $50,000. The Note carries interest at 9% annum and matures on May 15, 2016. The Note holder is entitled to convert all or a portion of the principal into shares of common stock at a conversion price of 55% the average two lowest closing bid price in the 20 trading days prior to the conversion date.

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

DMH INTERNATIONAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

4.   Convertible Notes (Continued)

In the evaluation of the financing arrangements, the Company concluded that the conversion features did not meet the conditions set forth in current accounting standards for equity classification. Since equity classification is not available for the conversion feature, it requires bifurcation and liability classification, at fair value. The Company elected to account for the hybrid contract under the guidance of ASC 815-15-25-4. The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a binomial option pricing model. In connection with the issuance of these convertible notes payable, the Company encountered a day-one derivative loss of $41,902 related to the recognition of (i) the hybrid note and (ii) the derivative instrument arising from the fair value measurement due to the fair value of the hybrid note and embedded derivative exceeding the proceeds that the Company received from the arrangement. Therefore, the Company was required to record a loss on the derivative financial instrument. In addition, the fair value will change in future periods, based upon changes in the Company’s common stock price and changes in other assumptions and market indicators used in the valuation techniques. These future changes will be recognized in changes in fair value of derivatives on the Company’s statement of operations.  At June 30, 2015, the convertible note payable, at fair value, was recorded at $106,312(See Note 5). Accordingly, the company recognized loss of $2,197 in changes in fair value of derivative on the Company’s statement of operations at June 30, 2015.

In addition, the proceeds of $208,597 and $50,000 received as a result of the issuance of these convertible notes is attributable to the value of the call option embedded in the note as of December 31, 2014 and June 30, 2015, which was recorded as a debt discount and will be amortized over the term of the note under the interest method. Amortization for the six months ended June 30, 2015 and 2014 is $33,589 and 35,242, respectively.

Note 5   Derivative Liabilities

As discussed in Note 4 under Convertible Notes, the Company issued convertible notes payable that provide for the issuance of convertible notes with variable conversion provisions. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the note is indeterminate. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion shares to be issued were recorded as derivative liabilities on the issuance date. The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a binomial option pricing model. The changes in fair value of derivatives for $2,197 and $48,577 on the Company’s statement of operations as of June 30, 2015 and 2014 consisted a gain attributable to market value of the convertible notes.

The following is a summary of changes in the fair market value of the derivative liability during the six months ended June 30, 2015 and the year ended December 31, 2014, respectively:

Derivative Liability Convertible debts
Total
Balance, December 31, 2014	$114,649
Increase in derivative value due to issuances of convertible promissory notes	50,000
Decrease in derivative value due to issuances of common stocks for conversions	(60,534)
Change in fair market value of derivative liabilities due to the mark to market adjustment	2,197
Balance, June 30, 2015	$106,312

6.   Common shares

Common stock issued in a private placement

During January, 2014, the Company issued 5,000,000 shares of the Company’s common stock to a subscriber at a price per share of $0.01 for total proceeds of $50,000.

DMH INTERNATIONAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

6.   Common shares (Continued)

Common stock issued in a private placement (Continued)

During March, 2014, the Company granted 7,000,000 shares of the Company’s common stock to a subscriber at a price per share of $0.005 for total proceeds of $35,000. These shares were accrued in common stock issuable at June 30, 2014 as the shares were not issued until April 2014.

During April, 2014, the Company issued 7,000,000 shares of the Company’s common stock to a subscriber at a price per share of $0.005 for total proceeds of $35,000.

Common stock issued for services

During May, 2015, the Company signed an agreement to pay the consultant for a monthly fee of $2,500 in cash and $5,000 in stock for a term of one year. The number of shares will be based on an average of the three lowest VWAP’s for the last two weeks of that month started from May 2015. During six months ended June 30, 2015, the total of 10,555,556 shares were granted, but were not issued due to administrative delay. The 10,555,556 shares were accrued in common stocks issuable with a fair value of $10,556. The shares were valued using April 21, 2015 closing value of shares on date of agreement. The number shares are calculated using an average of the three lowest VWAP’s for the last two weeks of May and June 2015. The Company recorded an equity compensation charge of $10,556 during the six months ended June 30, 2015.

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

Convertible preferred stock issued for merger

On July 22, 2014, the Company acquired all of the outstanding shares of Virtual Physician's Network through issuance of 10,000,000 shares of convertible preferred stock. Each share of convertible preferred stock has the voting rights of 20 shares of the Company’s common stock. Upon the occurrence of a mandatory conversion event, which occurs immediately following the business day on which the Corporation’s shareholders have approved an amendment to the Corporation’s Articles of Incorporation which provide for a sufficient number of authorized common stock which will permit the holders of the convertible preferred stock to convert such shares into the Company’s Common Stock, the outstanding shares of convertible preferred stock shall automatically be converted at a conversion rate of 20 shares of Common Stock for every 1 share of convertible preferred stock. On May 12, 2015, the 7,372,598 shares have been issued at the price of $0.16 per share, and the remaining shares have not been issued due to administrative delay. The remaining 2,627,402 shares of convertible preferred stocks were accrued in preferred stocks issuable with a fair value of $420,384. Each share of convertible preferred stock was valued at 20 times of closing price of common stock price of $0.008 on the date of merger.

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

During October through December, 2014, following the convertible note agreement in the amount of $50,000 on June 30, 2014, the debt holder made the following conversions of a total of 19,893,000 shares of the company’s restricted stock satisfying $32,438 of the note with a fair value of $81,451, included in the fair value of $81,451 was settlement of derivative liability of $49,013. The Company recorded a gain of $12,550 for less shares issued during the conversion than what was called for in the original agreement. During the six months ended June 30, 2015, the debt holder made the following two conversions of a total of 19,962,450 shares of the company’s restricted stock satisfying the remaining $17,562 of the note in full with a fair value of $46,450, included in the fair value of debt balance of $46,450 was settlement of derivative liability of $26,488. The Company recorded a gain of $10,468 for less shares issued during the conversion than what was called for in the original agreement (See Note 4).

Date	Number of shares converted	Fair Value of Debt Converted
10/20/2014	1,724,137	$13,334
10/30/2014	1,785,714	$13,596
11/10/2014	11,851,851	$12,573
12/15/2014	14,531,298	$41,948
02/5/2015	14,400,000	$33,578
03/27/2015	5,562,450	$12,872

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

On April 1, the debt holder made a conversion of a total of 19,000,000 shares of the company’s restricted stock satisfying $19,000 of the note with a fair value of $25,769, included in the fair value of debt balance of $25,769 was settlement of derivative liability of $25,769. The Company recorded a gain of $31,091 for less shares issued during the conversion than what was called for in the original agreement (See Note 4).

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

January 7, 2015 we announced the release of version 1.2 or theVirtual Physician’s Network mobile healthcare platform that included many new features for both surgeon and vendor members. This was the first major platform enhancement since the merger of DMHI and Virtual Physicians Network.

July 28, 2015 we announced the release of version 2.1 of the Virtual Physician’s Network mobile healthcare platform. This latest 2.1 version release includes a new hospital experience, which gives hospital staff full access to the Virtual Physicians Network platform. Also in this new 2.1 version release, the administrative and management staff of medical device vendors can have full visibility to the cases their surgeon customers are scheduling with their respective sales representatives.

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

We are currently in the process of rolling out the Virtual Physicians Network v 2.1 mobile and web based app technology to key industry thought leaders in the orthopedic spine and neurosurgical spine markets in the U.S. These initial beta users include but are not limited to groups in FL, CA, MI, WV, NV, and NJ. Upon the successful implementation of the beta release of Virtual Physicians Network v. 2.1, we anticipate additional adoption from the peers and colleagues of these key thought leaders. Our beta launch is scheduled to be completed by the end of 2014.

The Virtual Physician’s Network platform is designed to accommodate all surgical and procedural specialties. Our goal is to expand into general orthopedics and cardiology for all the associated stakeholders in late 2015.

Surgeon members experience

We currently offer surgeon members five core practice building tools through the Virtual Physician’s Network as well as an interactive HIPAA compliant surgical calendar. These tools include: Book a Case, Contact My Rep, Education, Product Info, CME. The Clinical Outcomes tool is currently still in development for release in late 2015.

Medical Vendor members experience

We currently offer medical vendor representatives four core tools to help vendor reps streamline and effectively manage their communications and requests from their surgeon customers: Confirm a Case, My Messages, Education and Product Info.

We also have added, in version 2.1, visibility for vendor administration and sales management to allow them access to the cases their surgeon customers who are booking surgical case with their respective sales representatives. This visibility gives vendors the ability to better manage their inventory in regards to availability and shipping costs.

Our technology gives vendor sales representatives, vendor administrators and management instant and secure communication with their customers for case booking and communication. This not only eliminates costly mistakes but also saves valuable time allowing them to work more efficiently. We also give the companies that they represent a compelling platform to promote new devices and techniques to their surgeon and hospital customers through marketing experiences in the app.

Virtual Physician’s Network will provide support and training to these organizations to effectively promote the use of their Virtual Physicians Network app throughout the beta rollout in 2015.

Healthcare Professional members experience

We have successfully released our Healthcare Professional experience in v. 2.1 of the Virtual Physician’s Network mobile healthcare platform. This experience has four core tools for healthcare professionals to effectively be linked to the surgeons and vendors that are working in their hospitals and surgery centers. These tools include: My Cases, My Messages, Education and Product Info.

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

Results of Operations

Comparison of Three Months Periods Ended June 30, 2015 and June 30, 2014

Operating Revenues

Operating revenues since the Company’s inception has been $nil.

Operating Expenses,

During the three months ended June 30, 2015, the Company incurred operating expenses of $109,403 compared with $106,951 during the three months ended June 30, 2014.  The increase in operating expenses was attributed to an increase in professional fees of $981 and research and development of $2,007, offset by a slightly decrease of $537 in general and administrative expenses.

Other expenses

Total other expense for the three months ended June 30, 2015 was $6,790, as compared to total other expenses for the three months ended June 30, 2014 of $84,230. The decrease of $77,440 and approximately 92% in total other expenses was as a result of the gain of $31,091 on settlement of convertible debt, offset by the decrease of $25,737 and approximately 68% in loss on change in fair value of derivatives relating to the fluctuation of the liability related to convertible debt carried at fair market value, a decrease of $20,611 and approximately $64% in interest expense primarily related to amortization of discount, and the slightly decrease of imputed interest from $14,383 to $14,382 relating to imputed interest at 8% per annum on related party loans.

Net Loss

For the three months ended June 30, 2015, the Company recorded a net loss of $116,193 compared with $191,181 for the three months ended June 30, 2014.

Comparison of Six Months Periods Ended June 30, 2015 and June 30, 2014

Operating Revenues

Operating revenues since the Company’s inception has been $nil.

Operating Expenses

During the six months ended June 30, 2015, the Company incurred operating expenses of $199,652 compared with $444,364 during the six months ended June 30, 2014.  The decrease in operating expenses was attributed to a decrease in professional fees of $258,904, offset by an increase in research and development of $14,014 and a slight increase of $178 in general and administrative expenses.

Other expenses

Total other expenses for the six months ended June 30, 2015 was $41,204, as compared to total other expenses for the six months ended June 30, 2014 of $113,030. The decrease of $71,826 and approximately 64% in total other expenses was as a result of a decrease in amortization of debt discount from $35,242 to $33,589, a loss on change in fair value of derivatives from $48,577 to $2,197 relating to the fluctuation of the liability related to convertible debt carried at fair market value, an increase of interest expense from $139 to $5,033, and an increase in imputed interest from $29,072 to $30,839 relating to imputed interest at 8% per annum on related party loans.

Net Loss

For the six months ended June 30, 2015, the Company recorded a net loss of $240,856 compared with $557,394 for the six months ended June 30, 2014.

Working Capital

	June 30, 2015 $	December 31, 2014 $
Current Assets	6,500	984
Current Liabilities	1,357,684	1,482,943
Working Deficits	(1,351,184)	(1,481,959)

Cash Flows

	Six Months Ended June 30, 2015 $	Six Months Ended June 30, 2014 $
Cash Flows used in Operating Activities	(111,984)	(190,785)
Cash Flows from Financing Activities	117,500	298,865
Net Increase in Cash During Period	5,516	108,080

Liquidity and Capital Resources

As at June 30, 2015, the Company’s cash and total asset balance was $6,500 compared to $984 at December 31, 2014.

As of June 30, 2015, the Company had total liabilities of $1,357,684 compared with total liabilities of $1,482,943 at December 31, 2014.  The decrease in liabilities is primarily due to settlement of convertible debt liabilities through conversions of common stocks.

As of June 30, 2015, the Company had a working capital deficit of $1,351,184 compared with a working capital deficit of $1,481,959 as of December 31, 2014.  The decrease in the working capital deficit is primarily attributed to settlement of convertible debt liabilities through conversions of common stocks.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2015, we carried out an evaluation under the supervision and the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2015, as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”).  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, because of the material weaknesses in internal control over financial reporting discussed in Section 9A of our annual report on Form 10-K, our disclosure controls and procedures were not effective, at a reasonable assurance level, as of June 30, 2015. In light of this, we performed additional post-closing procedures and analyses in order to prepare the Condensed Consolidated Financial Statements included in this report. As a result of these procedures, we believe our Condensed Consolidated Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.  A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

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

Changes in Internal Control over Financial Reporting

During the first quarter we continued the enhancement of our internal controls. Otherwise, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2015 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 1, 2015, the debt holder made a conversion of a total of 19,000,000 shares of the company’s restricted stock satisfying $19,000 of the note with a fair value of $25,769, included in the fair value of debt balance of $25,769 was settlement of derivative liability of $25,769. The Company recorded a gain of $31,091 for less shares issued during the conversion than what was called for in the original agreement.

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

DMH INTERNATIONAL, INC.
Registrant

Dated: August 18, 2015	/s/ George England
George England
Chief Executive Officer

Dated: August 18, 2015	/s/ Rik J. Deitsch
Rik J. Deitsch
Chief Financial Officer