Form 10-Q
period 2015-09-30
DMH INTERNATIONAL, INC.
filed 2015-11-20
CIK 1496819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2015

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

The number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of November 20, 2015 there were 415,961,936 shares of common stock.

DMH INTERNATIONAL, INC.

DMH International, Inc. is referred to hereinafter as “we”, “us” or “our”

Forward Looking Statements

This Quarterly Report on Form 10-Q for the period ending September 30, 2015, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they never materialize or prove incorrect, could cause our results of to differ materially from those expressed or implied by such forward-looking statements. The words or phrases "would be," "will allow, "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." We are subject to risks detailed in Item 1(a).  All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including: (a) any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; and (b) any statements of the plans, strategies and objectives of management for future operations; and (c) any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

DMH INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2015	2014
	$	$
	(Unaudited)
ASSETS

Cash	379	984
Total Assets	379	984

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	321,278	266,806
Accounts payable – related party	326,522	281,522
Due to related parties	631,104	529,604
Convertible debt-net of discount of $30,833 and $27,200, respectively	50,167	290,362
Derivative liability	122,776	114,649
Total Liabilities	1,451,847	1,482,943

STOCKHOLDERS’ EQUITY (DEFICIT )

Preferred stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share; Issued and outstanding: 7,432,099 and 0 preferred shares at September 30, 2015 and December 31, 2014, respectively.	7,432	-
Common stock	415,962	352,000
Authorized: 450,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 415,961,936 and 351,999,486 common shares at September 30, 2015 and December 31, 2014, respectively.
Preferred stock issuable	410,864	1,600,000
Common stock issuable	35,000	35,000
Additional paid-in capital	2,881,143	1,380,309
Deficit accumulated	(5,201,869)	(4,849,268)
Total Stockholders’ Equity (Deficit)	(1,451,468)	(1,481,959)
Total Liabilities and Stockholders’ Equity (Deficit)	379	984

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

DMH INTERNATIONAL, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	$	$	$	$
Revenues	-	-	-	-
Operating Expenses
General and administrative	11,462	13,289	22,854	24,503
Management fees	15,000	15,000	45,000	45,000
Professional fees	29,924	212,135	174,170	615,285
Research and development	2,056	65,447	16,070	65,447
Total Operating Expenses	58,442	305,871	258,094	750,235
Other Expenses
Interest expense	14,822	80,584	53,444	115,965
Change in fair value of derivatives	16,464	(9,362)	18,661	39,215
Gain on settlement of debt	-	-	(30,454)	-
Imputed interest	22,017	14,777	52,856	43,849
Total Other Expenses	53,303	85,999	94,507	199,029
Net Loss	(111,745)	(391,870)	(352,601)	(949,264)
Net Loss per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	415,961,936	301,406,397	402,762,776	290,309,115

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

DMH INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2015	2014
	$	$
Operating Activities
Net loss for the period	(352,601)	(949,264)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	52,856	43,849
Amortization of debt discount	46,367	111,271
Change in fair value of derivatives	18,661	39,215
Gain on settlement of convertible debt	(30,454)	-
Stock issued for services	-	320,000

Changes in operating assets and liabilities:

Accounts Payable – Related Party	45,000	45,000
Accounts payable and Accrued liabilities	68,066	15,524
Net Cash Used in Operating Activities	(152,105)	(374,405)
Investing Activities
Cash acquired in merger	-	11,947
Advance paid in connection with merger	-	(20,000)
Net Cash Used in Investing Activities	-	(8,053)
Financing Activities
Due to related parties – borrowings	138,000	12,865
Due to related parties – repayments	(36,500)	(64,300)
Proceeds from loan	50,000	390,000
Proceeds from common stock subscribed	-	85,000
Net Cash Provided By Financing Activities	151,500	423,565
Increase(decrease) in Cash	(605)	41,107
Cash – Beginning of Period	984	-
Cash – End of Period	379	41,107

Non-cash financing activities:

Common stocks issued for debt conversions	300,156	60,157
Settlement of derivative liability due to equity conversions	60,534	-
Recognition of discount due to derivative	50,000	208,597
Preferred shares issued from payables	1,189,136	-

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

DMH INTERNATIONAL, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.   Description of Business and Reverse Acquisition

a)

Description of Business

DMH International, Inc. (the “Company”) was incorporated in the state of Florida on March 26, 2010.

b)

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the nine months ended September 30, 2015, the Company has a working capital deficit of $1,451,468 and accumulated deficit of $5,201,869. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

d)

Merger

Effective July 22, 2014, the Company acquired all of the outstanding shares of Virtual Physician's Network through issuance of 10,000,000 shares of the Company’s convertible preferred stock. Each share of our preferred stock is convertible into 20 shares of our common stock. Virtual Physician's Network was merged into the Company and became the Company’s wholly owned subsidiary. As of September 30, 2015, the 7,432,099 shares were issued, and the remaining shares have not been issued due to administrative delay. The remaining 2,567,901 shares of convertible preferred stocks were accrued in preferred stocks issuable with a fair value of $410,864. Each share of convertible preferred stock was valued at 20 times of closing price of common stock price of $0.008 on the date of merger.

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

d)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As at September 30, 2015 and December 31, 2014, the Company had no cash equivalents.

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

2.   Summary of Significant Accounting Policies (Continued)

h)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of September 30, 2015 and 2014, the Company has 110,336,772 and 236,727,869 shares convertible under note agreements that are anti-dilutive and not included in diluted loss per share.

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

The following table presents assets and liabilities that were measured and recognized at fair value as of September 30, 2015 and December 31, 2014 on a recurring basis:

	Fair Value Measurements at September 30, 2015
Description	Level 1	Level 2	Level 3	Total Realized Loss
Derivative Liability	$-	$-	$122,776	$-
Totals	$-	$-	$122,776	$-

	Fair Value Measurements at December 31, 2014
Description	Level 1	Level 2	Level 3	Total Realized Loss
Derivative Liability	$-	$-	$114,649	$-
Totals	$-	$-	$114,649	$-

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

3.   Related Party Transactions

a)

As of September 30, 2015 and 2014, the Company owes $89,216 to the director, former CFO of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand. Imputed interest at 8% has been expensed and recorded as additional paid-in capital of $5,338 and $5,338 for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015 and December 31, 2014, $225,000 and $165,000 included in accounts payable is the management fees owed to the director, former CFO, respectively. At September 30, 2015 and December 31, 2014, $101,522 included in accounts payable and accrued liabilities is owed to a company formerly controlled by the director, former CFO of the Company. These amounts owing are unsecured, non-interest bearing, and due on demand. Imputed interest at 8% has been expensed and recorded as additional paid-in capital of $17,750 and $14,159 for the nine months ended September 30, 2015 and 2014, respectively.

b)

As of September 30, 2015 and December 31, 2014, the Company owes $492,088 and $392,088, respectively to the CFO, former CEO and the companies controlled by him. The amounts owing are unsecured, non-interest bearing, and due on demand. The amount owing has an imputed interest at 8%.  Imputed interest at 8% has been expensed and recorded as additional paid-in capital of $27,541 and $24,352 for the nine months ended September 30, 2015 and 2014, respectively.

c)

As of September 30, 2015 and December 31, 2014, the Company owes $2,300 to a company controlled by a shareholder of the Company. On May 12, 2015, the 850,017 convertible preferred shares were issued to this shareholder of the Company pursuant to the merger agreement at the price of $0.16 per share.

d)

As of September 30, 2015 and December 31, 2014, the Company owes $47,500 and $0, respectively to the CEO of the Company. The amount owing has an imputed interest at 8%.  Imputed interest at 8% has been expensed and recorded as additional paid-in capital of $2,227 and $0 for the nine months ended September 30, 2015 and 2014, respectively.  On May 12, 2015, the 1,133,356 preferred shares were issued to the CEO of the Company pursuant to the merger agreement at the price of $0.16 per share.

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

4.   Convertible Notes (Continued)

On March 31, 2014, the Company issued a convertible redeemable Note in the amount of $50,000. The proceeds were received on April 2, 2014. The Note carries interest at 9% annum and matures on March 31, 2015. The Note holder is entitled to convert all or a portion of the principal into shares of common stock at a conversion price of 55% the average two lowest closing bid price in the 20 trading days prior to the conversion date. During the year ended December 31, 2014, the debt holder made four conversions of a total of 19,893,000 shares of the company’s restricted stock satisfying $32,438 of the note with a fair value of $81,451, included in the fair value of debt balance of $81,451 was settlement of derivative liability of $49,013.The Company recorded a gain of $12,550 for less shares issued during the conversion than what was called for in the original agreement. During the nine months ended September 30, 2015, the debt holder made two conversions of a total of 19,962,450 shares of the company’s restricted stock satisfying the remaining $17,562 of the note in full with a fair value of $46,450, included in the fair value of debt balance of $46,450 was settlement of derivative liability of $26,488. The Company recorded a gain of $10,468 for less shares issued during the conversion than what was called for in the original agreement (See Note 6).

On May 5, 2014, the Company issued a convertible redeemable Note in the amount of $50,000. The proceeds were received on May 7, 2014. The Note carries interest at 9% annum and matured on May 5, 2015. The Company continued to accrue the default interest rate at 16%. The Note holder is entitled to convert all or a portion of the principal into shares of common stock at a conversion price of 55% the average two lowest closing bid price in the 20 trading days prior to the conversion date. During the nine months ended September 30, 2015, the debt holder made a conversion of a total of 19,000,000 shares of the company’s restricted stock satisfying $19,000 of the note with a fair value of $25,769, included in the fair value of debt balance of $25,769 was settlement of derivative liability of $25,769.The Company recorded a gain of $31,091 for less shares issued during the conversion than what was called for in the original agreement (See Note 6).

On May 15, 2015, the Company issued a convertible redeemable Note in the amount of $50,000. The Note carries interest at 9% annum and matures on May 15, 2016. The Note holder is entitled to convert all or a portion of the principal into shares of common stock at a conversion price of 55% the average two lowest closing bid price in the 20 trading days prior to the conversion date.

On July 25, 2014, the Company issued a convertible redeemable Note in the amount of $250,000. $125,000 each of the proceeds was received on June 25, 2014 and July 25, 2014, respectively (Total $250,000). The Note carries interest at 8% annum and matured on January 25, 2015. The Note holder is entitled to convert all or a portion of the principal into shares of common stock at a conversion price of the lower of $0.01 or 60% the average three lowest VWAP prices in the 15 trading days prior to the conversion date. The Holder shall not be entitled to convert the Note in connection with that number of shares of Common Stock which would be in excess of the sum of (i) the number of shares of Common Stock beneficially owned by the Holder and its affiliates on a Conversion Date, and (ii) the number of shares of Common Stock issuable upon the conversion of the Note would result in beneficial ownership by the Holder and its affiliates of more than 4.99% of the issued and outstanding shares of Common Stock of the Borrower on such Conversion Date. Also, the aggregate conversion by the Holder may not exceed 9.99% if a form 13d or equivalent is filed. On January 28, 2015, the note was satisfied in full with 25,000,000 shares of common stocks per settlement agreement with a fair value of $269,471, included in the fair value of debt balance of $269,471 was accrued interest of $11,194 and settlement of derivative liability of $8,277. The Company recorded a loss of $11,105 for more shares issued during the conversion than what was called for in the original agreement.

In the evaluation of the financing arrangements, the Company concluded that the conversion features did not meet the conditions set forth in current accounting standards for equity classification. Since equity classification is not available for the conversion feature, it requires bifurcation and liability classification, at fair value. The Company elected to account for the hybrid contract under the guidance of ASC 815-15-25-4. The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a binomial option pricing model. In connection with the issuance of these convertible notes payable, the Company encountered a day-one derivative loss of $41,902 related to the recognition of (i) the hybrid note and (ii) the derivative instrument arising from the fair value measurement due to the fair value of the hybrid note and embedded derivative exceeding the proceeds that the Company received from the arrangement. Therefore, the Company was required to record a loss on the derivative financial instrument. In addition, the fair value will change in future periods, based upon changes in the Company’s common stock price and changes in other assumptions and market indicators used in the valuation techniques. These future changes will be recognized in changes in fair value of derivatives on the Company’s statement of operations.  At September 30, 2015, the convertible note payable, at fair value, was recorded at $122,776(See Note 5). Accordingly, the company recognized loss of $18,661 in changes in fair value of derivative on the Company’s statement of operations at September 30, 2015.

In addition, the proceeds of $208,597 and $50,000 received as a result of the issuance of these convertible notes is attributable to the value of the call option embedded in the note as of December 31, 2014 and September 30, 2015, which was recorded as a debt discount and will be amortized over the term of the note under the interest method. Amortization for the nine months ended September 30, 2015 and 2014 is $46,367 and $111,271, respectively.

5.   Derivative Liabilities

As discussed in Note 4 under Convertible Notes, the Company issued convertible notes payable that provide for the issuance of convertible notes with variable conversion provisions. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the note is indeterminate. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion shares to be issued were recorded as derivative liabilities on the issuance date. The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a binomial option pricing model. The changes in fair value of derivatives for $18,661 and $39,215 on the Company’s statement of operations as of September 30, 2015 and 2014 consisted a loss attributable to market value of the convertible notes.

The following is a summary of changes in the fair market value of the derivative liability during the nine months ended September 30, 2015:

Derivative Liability Convertible debts
Total
Balance, December 31, 2014	$114,649
Increase in derivative value due to issuances of convertible promissory notes	50,000
Decrease in derivative value due to issuances of common stocks for conversions	(60,534)
Change in fair market value of derivative liabilities due to the mark to market adjustment	18,661
Balance, September 30, 2015	$122,776

6.   Common shares

Common stock issued in a private placement

During January, 2014, the Company issued 5,000,000 shares of the Company’s common stock to a subscriber at a price per share of $0.01 for total proceeds of $50,000.

During March, 2014, the Company granted 7,000,000 shares of the Company’s common stock to a subscriber at a price per share of $0.005 for total proceeds of $35,000. These shares were accrued in common stock issuable as the shares were not issued as of September 30, 2015.

During April, 2014, the Company issued 7,000,000 shares of the Company’s common stock to a subscriber at a price per share of $0.005 for total proceeds of $35,000.

Common stock issued for services

During May, 2015, the Company signed an agreement to pay the consultant for a monthly fee of $2,500 in cash and $5,000 in stock for a term of one year. The number of shares will be based on an average of the three lowest VWAP’s for the last two weeks of that month started from May 2015.  During nine months ended September 30, 2015, the total of 10,555,556 shares were granted with a fair value of $10,556. The shares were valued using April 21, 2015 closing value of shares on date of agreement.  The number shares are calculated using an average of the three lowest VWAP’s for the last two weeks of May and June 2015. On August 25, 2015, the agreement was terminated and the common stocks that have been granted were cancelled due to nonperformance.

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

Convertible preferred stock issued for merger

On July 22, 2014, the Company acquired all of the outstanding shares of Virtual Physician's Network through issuance of 10,000,000 shares of convertible preferred stock. Each share of convertible preferred stock has the voting rights of 20 shares of the Company’s common stock. Upon the occurrence of a mandatory conversion event, which occurs immediately following the business day on which the Corporation’s shareholders have approved an amendment to the Corporation’s Articles of Incorporation which provide for a sufficient number of authorized common stock which will permit the holders of the convertible preferred stock to convert such shares into the Company’s Common Stock, the outstanding shares of convertible preferred stock shall automatically be converted at a conversion rate of 20 shares of Common Stock for every 1 share of convertible preferred stock. As of September 30, 2015, the 7,432,099 shares were issued at the price of $0.16 per share, and the remaining shares have not been issued due to administrative delay. The remaining 2,567,901 shares of convertible preferred stocks were accrued in preferred stocks issuable with a fair value of $410,864. Each share of convertible preferred stock was valued at 20 times of closing price of common stock price of $0.008 on the date of merger.

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

During October through December, 2014, following the convertible note agreement in the amount of $50,000 on June 30, 2014, the debt holder made the following conversions of a total of 19,893,000 shares of the company’s restricted stock satisfying $32,438 of the note with a fair value of $81,451, included in the fair value of $81,451 was settlement of derivative liability of $49,013. The Company recorded a gain of $12,550 for less shares issued during the conversion than what was called for in the original agreement. During the nine months ended September 30, 2015, the debt holder made the following two conversions of a total of 19,962,450 shares of the company’s restricted stock satisfying the remaining $17,562 of the note in full with a fair value of $46,450, included in the fair value of debt balance of $46,450 was settlement of derivative liability of $26,488.The Company recorded a gain of $10,468 for less shares issued during the conversion than what was called for in the original agreement (See Note 4).

6.   Common shares (Continued)

Common Stock Issued for Debt Conversions (Continued)

Date	Number of shares converted	Fair Value of Debt Converted
10/20/2014	1,724,137	$13,334
10/30/2014	1,785,714	$13,596
11/10/2014	1,851,851	$12,573
12/15/2014	14,531,298	$41,948
02/5/2015	14,400,000	$33,578
03/27/2015	5,562,450	$12,872

On January 28, 2015, following the convertible note agreement in the amount of $250,000 on July 25, 2014, the note was satisfied in full with 25,000,000 shares of common stocks per settlement agreement with a fair value of $269,471, included in the fair value of debt balance of $269,471 was accrued interest of $11,194 and settlement of derivative liability of $8,277. The Company recorded a loss of $11,105 for more shares issued during the conversion than what was called for in the original agreement (See Note 4).

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

On August 20, 2014 we announced that BUYINS.NET, a leading provider of Regulation SHO compliance monitoring, short sale trading statistics and market integrity surveillance, had initiated coverage on DMH International (DMHI) after releasing the latest short sale data through November 19, 2014. The total aggregate number of shares shorted since August 2013 was approximately 45 million shares. Approximately 26.42% of daily trading volume was short selling. The SqueezeTrigger price for all DMHI shares shorted was $.015.

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

On September 10, 2014, we announced that the Joan C. Edwards School of Medicine at Marshall University in Huntington, West Virginia had agreed to participate in the beta launch of Virtual Physician's Network (VPN).

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

We are currently in the process of rolling out the Virtual Physicians Network v 1.0 mobile and web based app technology to key industry thought leaders in the orthopedic spine and neurosurgical spine markets in the U.S. These initial beta users include but are not limited to groups in FL, CA, MI, WV, NV, and NJ. Upon the successful implementation of the beta release of Virtual Physicians Network v. 1.0, we anticipate additional adoption from the peers and colleagues of these key thought leaders. Our beta launch is scheduled to be completed by the end of 2015.

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

Our technology gives vendor sales representatives, vendor administrators and managment instant and secure communication with their customers for case booking and communication. This not only eliminates costly mistakes but also saves valuable time allowing them to work more efficiently. We also give the companies that they represent a compelling platform to promote new devices and techniques to their surgeon and hospital customers through marketing experiences in the app.

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

Results of Operations

Comparison of Three Months Periods Ended September 30, 2015 and September 30, 2014

Operating Revenues

Operating revenues since the Company’s inception has been $nil.

Operating Expenses

During the three months ended September 30, 2015, the Company incurred operating expenses of $58,442 compared with $305,871 during the three months ended September 30, 2014. The decrease in operating expenses was attributed to a decrease in professional fees of $182,211, a decrease in research and development of $63,391, and a decrease of $1,827 in general and administrative expenses.

Other expenses

Total other expense for the three months ended September 30, 2015 was $53,303, as compared to total other expenses for the three months ended September 30, 2014 of $85,999. The decrease of $32,696 and approximately 38% in total other expenses was as a result of a decrease of $65,762 and approximately 82% in interest expense primarily related to amortization of discount, offset by the increase of $25,826 and approximately 276% in loss on change in fair value of derivatives relating to the fluctuation of the liability related to convertible debt carried at fair market value, and the increase of imputed interest from $14,777 to $22,017 relating to imputed interest at 8% per annum on related party loans.

Net Loss

For the three months ended September 30, 2015, the Company recorded a net loss of $111,745 compared with $391,870 for the three months ended September 30, 2014.

Comparison of Nine Months Periods Ended September 30, 2015 and September 30, 2014

Operating Revenues

Operating revenues since the Company’s inception has been $nil.

Operating Expenses,

During the nine months ended September 30, 2015, the Company incurred operating expenses of $258,094 compared with $750,235 during the nine months ended September 30, 2014.  The decrease in operating expenses was attributed to a decrease in professional fees of $441,115, a decrease in research and development of $49,377,  and a decrease of $1,649 in general and administrative expenses.

Other expenses

Total other expenses for the nine months ended September 30, 2015 was $94,507, as compared to total other expenses for the nine months ended September 30, 2014 of $199,029. The decrease of $104,522 and approximately 53% in total other expenses was as a result of a decrease in interest expense primarily related to amortization of discount from $115,965 to $53,444, a loss on change in fair value of derivatives from $39,215 to $18,661 relating to the fluctuation of the liability related to convertible debt carried at fair market value, offset by an increase in imputed interest from $43,849 to $52,856 relating to imputed interest at 8% per annum on related party loans and an increase of gain on settlement of debt of $30,454.

Net Loss

For the nine months ended September 30, 2015, the Company recorded a net loss of $352,601 compared with $949,264 for the nine months ended September 30, 2014.

Working Capital

	September 30, 2015 $	December 31, 2014 $
Current Assets	379	984
Current Liabilities	1,451,847	1,482,943
Working Deficits	(1,451,468)	(1,481,959)

Cash Flows

	Nine months ended September 30, 2015 $	Nine months ended September 30, 2014 $
Cash Flows used in Operating Activities	(152,105)	(374,405)
Cash Flows used in Investing Activities	-	(8,053)
Cash Flows provided by Financing Activities	151,500	423,865
Net Increase(decrease) in Cash During Period	(605)	41,407

Liquidity and Capital Resources

As at September 30, 2015, the Company’s cash and total asset balance was $379 compared to $984 at December 31, 2014.

As of September 30, 2015, the Company had total liabilities of $1,451,847 compared with total liabilities of $1,482,943 at December 31, 2014.  The decrease in liabilities is primarily due to settlement of convertible debt liabilities through conversions of common stock.

As of September 30, 2015, the Company had a working capital deficit of $1,451,468 compared with a working capital deficit of $1,481,959 as of December 31, 2014.  The decrease in the working capital deficit is primarily attributed to settlement of convertible debt liabilities through conversions of common stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2015, we carried out an evaluation under the supervision and the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2015, as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”).  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, because of the material weaknesses in internal control over financial reporting discussed in Section 9A of our annual report on Form 10-K, our disclosure controls and procedures were not effective, at a reasonable assurance level, as of September 30, 2015. In light of this, we performed additional post-closing procedures and analyses in order to prepare the Condensed Consolidated Financial Statements included in this report. As a result of these procedures, we believe our Condensed Consolidated Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.  A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

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

Changes in Internal Control over Financial Reporting

During the third quarter we continued the enhancement of our internal controls. Otherwise, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2015 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to the merger agreement on July 22, 2014, 10,000,000 shares of the Company’s convertible preferred stock shall be issued. On May 12, 2015 and August 4, 2015, 7,372,598 shares and 59,501 shares have been issued, respectively, and the remaining shares have not been issued due to administrative delay.

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

DMH INTERNATIONAL, INC.
Registrant

Dated: November 20, 2015	/s/ George England
George England
Chief Executive Officer

Dated: November 20, 2015	/s/ Rik J. Deitsch
Rik J. Deitsch
Chief Financial Officer