Form 10-K
period 2015-12-31
DMH INTERNATIONAL, INC.
filed 2016-05-05
CIK 1496819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the registrant’s most recently completed second quarter: $1,366,060.

As of May 5, 2016 there were 435,961,936 shares of common stock. As of May 5, 2016, based upon records obtained from our transfer agent, there were 16 holders of record of our common stock. Our transfer agent records does not account for other holders of our common stock that are held in street name or by broker dealers as custodian for individual holders of our stock.

DMH International and its wholly owned subsidiaries, Touch Medical Solutions, Inc. (“TMSI”) and Virtual Physicians Network (“VPN”) are referred to herein as “we”, “our” or “us” ( TMSI and VPN are also individually referred to herein).

Forward Looking Statements

This Annual Report on Form 10-K for the period ending December 31, 2015 contains forward-looking statements that involve risks and uncertainties, most significantly, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operation), as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The words or phrases “would be,” “will allow, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” All statements other than statements of historical fact, are statements that could be deemed forward-looking statements, including any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations; and any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

We are currently in the business of developing and bringing to market a suite of medical software products.  Our principal executive offices are located at 12538 West Atlantic Blvd., Coral Springs, Florida.

We have never been the subject of a bankruptcy, receivership or similar proceeding.  Additionally, apart from the merger discussed herein, we have never been the subject of a material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Operations

The operations refer to our subsidiaries Touch Medical Solutions, Inc. (TMSI) and Virtual Physician’s Network (VPN).

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

Virtual Physician’s Network

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

The adoption of the Virtual Physician’s Network technology is currently being driven through our beta group and key industry trade shows such as NASS (North American Spine Society) and AAOS (American Academy of Orthopaedic Surgeons). Further adoption will then be driven by sales representation from participating medical vendors.

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

The Virtual Physician’s Network platform is designed to accommodate all surgical and procedural specialties. Our goal is to expand into general orthopedics and cardiology for all the associated stakeholders in late 2016.

Surgeon members experience

We currently offer surgeon members five core practice building tools through the Virtual Physician’s Network as well as an interactive HIPAA compliant surgical calendar. These tools include: Book a Case, Contact My Rep, Education, Product Info, CME. The release for surgeons in Q4 of 2014 provided additional availability on IOS and Android phones in additional to iPads and Tablets.

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

Virtual Physician’s Network will provide support and training to these organizations to effectively promote the use of their Virtual Physicians Network app.

Vendor Admin experience

We released the vendor admin experience in Q3 of 2015. This experience gives the customer service or senior management of any vendor the visibility of any cases that are scheduled but their sales force. It also gives them the ability to drive product information and education to anyone on their sales and admin team. The ability to have visibility to all of their customers requests in real time allows for more effective inventory management.

Healthcare Professional members experience

We released our Healthcare Professional experience in v. 2.1 of the Virtual Physician’s Network mobile app in Q3 of 2015. This experience has three core tools for healthcare professionals to effectively be linked to the surgeons and vendors that are working in their hospitals and surgery centers. These tools include: My Cases, Education and Product Info.

This gives all healthcare professionals that are involved in these surgical events the ability to instantly keep track of all requests and communications between their surgeons and vendors. It also provides them with an intuitive and quick reference to industry specific education and product information.

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

Our goal is to bring a fully integrated PACS/RIS/EMR package to market within a realistic timeframe in order to meet FDA and the American Recovery and Reinvestment Act of 2009 (“ARRA”) standards, starting with an innovative EMR framework as a basis for future product expansions.   The stated project goal is to begin marketing a combined PACS/RIS/EMR solution sometime in 2016. With a CCHIT qualified EMR fully integrated with TouchPACS, we will be qualified for ARRA reimbursement.

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

PACS

We are still in development of our Enterprise PACS system (TouchPACS) and plan to launch in the next year at a competitive price point.  The focus of TouchPACS is to keep hardware and subscription costs affordable, making it an option for any size or type of clinical practice.  In addition to a traditional PACS system on-site, TouchPACS will also offer offsite content storage, automated backup solutions, and remote software access via a web based portal product. These traditionally have been separate offerings and have represented a significant integration challenge for the small to mid-sized medical practice. We plan that TouchPACS will also provide the ability to link multiple offices, providing practices the ability to have a single system supporting all sites in which they practice.

Clinical Trial Management

We are still in development with a Clinical Trial Management Solution or Laboratory Information System (TouchCT). Both the Clinical Trial Management Solutions and the TouchEMR product share many core requirements offering an opportunity to expand functionality of the TouchEMR product to satisfy trial management needs.  An electronic Clinical Trial Management system can provide service to drug development and medical research companies who are in the process of bringing clinical products to market in a newly regulated drug certification process.

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

(i)i   Phones

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

Government Regulation

According to the FDA, a “device” is: “an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including a component part, or accessory which is recognized in the official National Formulary, or the United States Pharmacopoeia, or any supplement to them, intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or other animals, or intended to affect the structure or any function of the body of man or other animals, and which does not achieve any of its primary intended purposes through chemical action within or on the body of man or other animals and which is not dependent upon being metabolized for the achievement of any of its primary intended purposes.”

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

Class II: 510(k). This is one level down from the PMA and it is applied to devices with which the FDA has had previous experience. A 510(k) is a pre-marketing submission made to FDA to demonstrate that the device to be marketed is as safe and effective, that is, substantially equivalent, to a legally marketed device that is not subject to pre-market approval. Applicants must compare their 510(k) device to one or more similar devices currently on the U.S. market and make and support their substantial equivalency claims. The legally marketed device to which equivalence is drawn is known as the “predicate” device. Applicants must submit descriptive data and, when necessary, performance data to establish that their device is SE to a predicate device. Again, the data in a 510(k) is to show comparability, that is, substantial equivalency (SE) of a new device to a predicate device. Under this level of approval, the manufacturing facility is registered with the FDA and the product or device is registered with the FDA. Inspections under this classification are possible. All the appropriate cGMP and clinical data backing the claims made must be on file and available on demand by the FDA.

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

We incurred net losses of $369,285 for the 12 months ended December 31, 2015 and $2,728,637 for the 12 months ended December 31, 2014. We anticipate that these losses will continue for the foreseeable future. Our continued existence is dependent upon our achieving sufficient sales levels of our products and obtaining adequate financing. Unless we can begin to generate material revenue, we may not be able to remain in business. We cannot assure you that we will raise enough money or generate sufficient sales to meet our future working capital needs.

We have no revenue producing history and expect losses to continue for the foreseeable future.

We have yet to establish any history of profitable operations. We have incurred annual losses of $369,285 and $2,728,637 during the fiscal years of operations ending December 31, 2015 and 2014, respectively. Our potential profitability will require the successful commercialization of our medical software products.

We will require additional financing to sustain our operations and without it will be unable to continue operations.

At December 31, 2015, we had a working capital deficit of $1,448,633. We have a negative cash flow from operations of $183,294 and $460,528 for the years ended December 31, 2015 and 2014, respectively. We have insufficient financial resources to fund our operations.

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

As of December 31, 2015, we had 415,961,936 outstanding shares that were subject to the limitations of Rule 144 under the Securities Act of 1933. In general, Rule 144 provides that any our non-affiliates, who have held restricted common stock for at least six-months, are entitled to sell their restricted stock freely, provided that we stay current in our SEC filings. After one year, a non-affiliate may sell without any restrictions.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

As of May 5, 2016, we shared office approximately 250 square feet at 12538 West Atlantic Blvd, Coral Springs, Florida at no charge. The office is comprised of a reception area, conference room, 3 offices, 2 restrooms and 2 cubicle workstations. We have use of a conference room, reception area, printer, fax and scanning machine. Our offices are adequate for our needs. Formerly, we occupied 400 square feet of space at 3455 University Parkway, Wake Forest University in Wake Forest, North Carolina.

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

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Registrant’s Common Equity; Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTC-Markets under the trading symbol “DMHI”. The stock began active trading on the OTCBB on January 10, 2013 and has traded at prices between $0.0005 and $0.25. At December 31, 2015, the closing bid price of our common stock was $0.0006.

Penny Stock Considerations

Our shares of common stock are “penny stocks” as that term is generally defined in the Securities Exchange Act of 1934 as equity securities with a price of less than $5.00. Our shares are subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or “accredited investor” must make a special suitability determination regarding the purchaser and must receive the purchaser’s written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with his or her spouse is considered an accredited investor.

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

•

Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer’s account, the account’s value and information regarding the limited market in penny stocks; and

•

Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction, prior to conducting any penny stock transaction in the customer’s account.

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

Holders

As of May 5, 2016, based upon records obtained from our transfer agent, there were 16 holders of record of our common stock and 33 holders of our preferred stock. Our transfer agent records does not account for other holders of our common stock that are held in street name or by broker dealers as custodian for individual holders and beneficiaries of our stock. We have one class of common stock outstanding, and one class of preferred stock outstanding

Dividends

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

Recent Sales of Unregistered Securities

On March 8, 2016, the debt holder made the conversions of a total of 20,000,000 shares of the company’s restricted stock satisfying $20,000 of the note.

During May, 2015, the Company signed an agreement to pay the consultant for a monthly fee of $2,500 in cash and $5,000 in stock for a term of one year. The number of shares will be based on an average of the three lowest VWAP’s for the last two weeks of that month started from May 2015.  During year ended December 31, 2015, the total of 10,555,556 shares were granted with a fair value of $10,556. The shares were valued using April 21, 2015 closing value of shares on date of agreement.  The number shares are calculated using an average of the three lowest VWAP’s for the last two weeks of May and June 2015. On August 25, 2015, the agreement was terminated and the common stocks that have been granted were cancelled due to nonperformance.

During the year ended December 31, 2015, the debt holder made the following two conversions of a total of 19,962,450 shares of the company’s restricted stock satisfying the remaining $17,562 of the note in full with a fair value of $46,450, included in the fair value of debt balance of $46,450 was settlement of derivative liability of $26,488.The Company recorded a gain of $10,468 for less shares issued during the conversion than what was called for in the original agreement.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Revenue Recognition: In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. Provision for sales returns will be estimated based on the Company’s historical return experience.

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

Accomplishments During 2015 and Subsequent to 2015

On January 7, 2015 we announced the release of version 1.2 of the Virtual Physician’s Network mobile healthcare platform that includes new features for both surgeon and vendor members. These changes include: New case schedule views and searches for surgeons; Edit case status improvements; New content link ability for vendors and surgeons; Book case improvements for surgeons; New vendor layout for iPhone, iPad, Web and Android devices; New case schedule views and searches for vendors; Education added to vendor experience; Product Information added to vendor experience; Added ability to link vendors to booked cases; and Bug fixes and performance improvements

On March 17, 2015 we announced that our Chief Executive Officer (CEO) George England was interviewed live on iHeart Radio’s Health Tech Talk Live hosted by Ben Chodor and broadcasted nationwide on iHeart Radio / Clear Channel Atlanta Studios - 640 WGST AM. The interview was aired on Saturday, March 7, 2015 at 3:00pm ET. In this interview, Mr. England discussed why it’s critically important to keep everyone accountable among all the stakeholders that deliver care to patients especially around the surgical space. He also discussed how the company is dedicated to help surgeons, medical institutions and medical vendors improve clinical and financial outcomes by utilizing their intuitive mobile healthcare platform that focuses on these core values: increasing accountability, improving clinical outcomes, driving revenue, and saving time and money. The interview can be heard at: https://www.youtube.com/watch?v=z03oki6dERk&feature=youtu.be.

On July 28th, 2015 we announced the release of version 2.1 of the Virtual Physician’s Network mobile healthcare platform that includes new features for both surgeon and vendor members. The new release adds a Hospital Experience and a Vendor Admin experience to the Virtual Physicians Network platform available on all iOS, Android and web-based devices.

This latest 2.1 version release now gives hospital staff full access to the Virtual Physicians Network platform to interact with the surgeons and vendor reps working in their facility. Also in this new 2.1 version release, the administrative and management staff of medical device vendors can now also have full visibility to the cases their surgeon customers are scheduling with their respective sales representatives.

Results of Operations

Working Capital

	December 31, 2015 $	December 31, 2014 $
Current Assets	40	984
Current Liabilities	1,448,673	1,482,943
Working Capital (Deficit)	(1,448,633)	(1,481,959)

Cash Flows

	Year ended December 31, 2015 $	Year ended December 31, 2014 $
Cash Flows used in Operating Activities	(183,294)	(460,528)
Cash Flows used in Investing Activities	-	(8,053)
Cash Flows provided by Financing Activities	182,350	469,565
Net Increase (decrease) in Cash During Period	(944)	984

Operating Revenues

Operating revenues since the Company’s inception has been $nil.

Operating Expenses and Net Loss

 During the year ended December 31, 2015, the Company incurred operating expenses of $230,926 compared with $ 2,483,864 during the year ended December 31, 2014.  The decrease  in operating expenses was attributed to a decrease in professional fees of $567,160, a decrease in research and development of $69,457, a decrease of $5,968  in general and administrative expenses and a decrease in an impairment loss of goodwill of $1,610,353.

Other expenses

Total other expenses for the year ended December 31, 2015 was $138,359, and as compared to total other expenses for the year ended December 31, 2014 of $244,773. The decrease of $106,414 and approximately 43% in total other expenses was as a result of a decrease in amortization of debt discount from $181,397 to $59,145, a decrease of interest expense from $9,805 to $9,121, and the increase in gain on settlement of convertible debt from $10,226 to $30,454 from the year ended December 31, 2014 to the year ended December 31, 2015. The above mentioned decrease in operating expense is offset by an increase in imputed interest from $59,291 to $72,375 relating to imputed interest at 8% per annum on related party loans and a loss on change in fair value of derivatives from $4,506 to $28,172 relating to the fluctuation of the liability related to convertible debt carried at fair value.

Net Loss

For the year ended December 31, 2015, the Company recorded a net loss of $369,285 compared with $2,728,637 for the year ended December 31, 2014.

Liquidity and Capital Resources

As at December 31, 2015, the Company’s cash and total asset balance was $40, compared to $984 as at December 31, 2014.

As at December 31, 2015, the Company had total liabilities of $1,448,673 compared with total liabilities of $1,482,943 at December 31, 2014.  The decrease in liabilities is attributed to the decrease of $16,841 in accounts payable, the increase of $60,000 due to the Director of the Company for unpaid management fees, the decrease of $227,417 primarily due to repayment of convertible loans obtained during 2014, the increase of $17,638 due to the derivative liabilities related to the convertible debt carried at fair value, and the increases of $132,350 in related party loans.

As at December 31, 2015, the Company had a working capital deficit of $1,448,633 compared with a working capital deficit of $1,481,959 as at December 31, 2014.  The decrease in the working capital deficit is attributed to settlement of debt through conversion of stocks during 2015.

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

DMH INTERNATIONAL, INC.

Consolidated Financial Statements

For the years ended December 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

DMH International, Inc.

We have audited the accompanying consolidated balance sheets of DMH International, Inc. (the Company) as of December 31, 2015 and 2014 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DMH International, Inc. as of December 31, 2015 and 2014 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

May 5, 2016

DMH INTERNATIONAL, INC.

Consolidated Balance Sheets

	December 31,
	2015	2014
	$	$
ASSETS

Cash	40	984
Total Assets	40	984

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	249,965	266,806
Accounts payable – related party	341,522	281,522
Due to related parties	661,954	529,604
Convertible debt-net of discount of $18,055 and $27,200, respectively	31,945	290,362
Convertible debt in default	31,000	-
Derivative liability	132,287	114,649
Total Liabilities	1,448,673	1,482,943

STOCKHOLDERS’ EQUITY (DEFICIT )

Preferred stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share; Issued and outstanding: 7,432,099 and 0 preferred shares at December 31, 2015 and 2014, respectively.	7,432	-
Common stock	415,962	352,000
Authorized: 450,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 415,961,936 and 351,999,486 common shares at December 31, 2015 and 2014, respectively.
Preferred stock issuable	410,864	1,600,000
Common stock issuable	35,000	35,000
Additional paid-in capital	2,900,662	1,380,309
Accumulated deficit	(5,218,553)	(4,849,268)
Total Stockholders’ Equity (Deficit)	(1,448,633)	(1,481,959)
Total Liabilities and Stockholders’ Equity (Deficit)	40	984

(The accompanying notes are an integral part of these consolidated financial statements)

DMH INTERNATIONAL, INC.

Consolidated Statements of Operations

	For the years ended
	December 31,
	2015	2014
	$	$
Revenues	-	-
Operating Expenses
General and administrative	28,194	34,162
Management fees	60,000	60,000
Professional fees	124,491	691,651
Research and development	18,241	87,698
Impairment of goodwill	-	1,610,353
Total Operating Expenses	230,926	2,483,864
Other Expenses
Interest expense	68,266	191,202
Change in fair value of derivatives	28,172	4,506
Gain on settlement of debt	(30,454)	(10,226)
Imputed interest	72,375	59,291
Total Other Expenses	138,359	244,773
Net Loss	(369,285)	(2,728,637)
Net Loss per Share – Basic and Diluted	(0.00)	(0.01)
Weighted Average Shares Outstanding – Basic and Diluted	406,089,688	301,299,705

(The accompanying notes are an integral part of these consolidated financial statements)

DMH INTERNATIONAL, INC.

Consolidated Statement of Stockholders’ Equity (Deficit)

For Years Ended December 31, 2015 and 2014

					Additional	Preferred	Common
	Preferred Stock		Common Stock		Paid-In	Stock	Stock	Deficit
	Shares	Par Value	Shares	Par Value	Capital	Issuable	Issuable	Accumulated	Total
	#	$	#	$	$			$	$
Balance – December 31, 2013	-	-	271,500,000	271,500	870,852			(2,120,631)	(978,279)
Imputed Interest	-	-	-	-	59,291	-	-	-	59,291
Common stock issued in a private placement	-	-	12,000,000	12,000	73,000	-	-	-	85,000
Common stock issued for services	-	-	26,500,000	26,500	258,500	-	35,000	-	320,000
Common stock issued for debt conversions	-	-	41,999,486	42,000	20,212	-	-	-	62,212
Settlement of derivative liability due to conversions	-	-	-	-	98,454	-	-	-	98,454
Preferred stock issuable	-	-	-	-	-	1,600,000	-	-	1,600,000
Net loss for the period	-	-	-	-	-	-	-	(2,728,637)	(2,728,637)
Balance – December 31, 2014	-	-	351,999,486	352,000	1,380,309	1,600,000	35,000	(4,849,268)	(1,481,959)
Imputed Interest	-	-	-	-	72,375	-	-	-	72,375
Common stock issued for debt conversions	-	-	63,962,450	63,962	205,740	-	-	-	269,702
Settlement of derivative liability due to conversions	-	-	-	-	60,534	-	-	-	60,534
Preferred stock issued	7,432,099	7,432	-	-	1,181,704	(1,189,136)	-	-	-
Net loss for the period	-	-	-	-	-	-	-	(369,285)	(369,285)
Balance – December 31, 2015	7,432,099	7,432	415,961,936	415,962	2,900,662	410,864	35,000	(5,218,553)	(1,448,633)

(The accompanying notes are an integral part of these consolidated financial statements)

DMH INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

	For the years ended December 31,
	2015	2014
	$	$
Operating Activities
Net loss for the period	(369,285)	(2,728,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	72,375	59,291
Amortization of debt discount	59,145	181,397
Change in fair value of derivatives	28,172	4,506
Impairment of goodwill	-	1,610,353
Gain on settlement of convertible debt	(30,454)	(10,226)
Stock issued for services	-	320,000

Changes in operating assets and liabilities:
Accounts Payable – Related Party	60,000	60,000
Accounts payable and Accrued liabilities	(3,247)	42,788
Net Cash Used in Operating Activities	(183,294)	(460,528)

Investing Activities
Cash acquired in merger	-	11,947
Advance paid in connection with merger	-	(20,000)
Net Cash Used in Investing Activities	-	(8,053)

Financing Activities
Due to related parties – borrowings	168,850	58,865
Due to related parties – repayments	(36,500)	(64,300)
Proceeds from convertible debt	50,000	390,000
Proceeds from common stock subscribed	-	85,000
Net Cash Provided By Financing Activities	182,350	469,565
Increase(decrease) in Cash	(944)	984
Cash – Beginning of Period	984	-
Cash – End of Period	40	984

Non-cash financing activities:
Common stock issued for debt conversions	300,156	72,438
Settlement of derivative liability due to equity conversions	60,534	98,454
Recognition of discount due to derivative	50,000	208,597
Preferred shares issued from payables	1,189,136	-

(The accompanying notes are an integral part of these consolidated financial statements)

DMH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

1.     Description of Business and Reverse Acquisition

a)

Description of Business

DMH International, Inc. (the “Company”) was incorporated in the state of Florida on March 26, 2010.

b)

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the year ended December 31, 2015, the Company has a working capital deficit of $1,448,633 and accumulated deficit of $5,218,553. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

d)

Merger

Effective July 22, 2014, the Company acquired all of the outstanding shares of Virtual Physician’s Network through issuance of 10,000,000 shares of the Company’s convertible preferred stock. Each share of our preferred stock is convertible into 20 shares of our common stock. Virtual Physician’s Network was merged into the Company and became the Company’s wholly owned subsidiary. As of December 31, 2015, 7,432,099 shares were issued, and the remaining shares have not been issued due to administrative delay. The remaining 2,567,901 shares of convertible preferred stocks were accrued in preferred stocks issuable with a fair value of $410,864. Each share of convertible preferred stock was valued at 20 times of closing price of common stock price of $0.008 on the date of merger.

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

c)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As at December 31, 2015 and 2014, the Company had no cash equivalents.

d)

Property and Equipment

Property and equipment is comprised of computer equipment and is recorded at cost.  The Company amortizes the cost of equipment on a straight-line basis over their estimated useful lives of three years. The Company reviews all property and equipment for impairment annually.

e)

Goodwill

The Company evaluates the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company’s evaluation of goodwill completed during the 2014 year end resulted in an impairment loss of $1,610,353.

f)

Revenue Recognition

Revenue will be recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is assured.  The Company is not exposed to any credit risks as amounts are prepaid prior to performance of services.

g)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of December 31, 2015 and 2014, the Company has 220,478,979 and 262,244,458 shares convertible under note agreements that are anti-dilutive and not included in diluted loss per share.

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

The following table presents assets and liabilities that were measured and recognized at fair value as of December 31, 2015 and 2014 on a recurring basis:

	Fair Value Measurements at December 31, 2015
Description	Level 1	Level 2	Level 3	Total Realized Loss
Derivative Liability	$-	$-	$132,287	$28,172
Totals	$-	$-	$132,287	$28,172

	Fair Value Measurements at December 31, 2014
Description	Level 1	Level 2	Level 3	Total Realized Loss
Derivative Liability	$-	$-	$114,649	$4,506
Totals	$-	$-	$114,649	$4,506

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

j)

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

3.     Related Party Transactions

a)

As of December 31, 2015 and 2014, the Company owes $89,216 to the director, former CFO of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand. Imputed interest at 8% has been expensed and recorded as additional paid-in capital of 7,137 for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, $240,000 and $180,000 included in accounts payable is the management fees owed to the director, former CFO, respectively. At December 31, 2015 and 2014, $101,522 included in accounts payable and accrued liabilities is owed to a company formerly controlled by the director, former CFO of the Company. These amounts owing are unsecured, non-interest bearing, and due on demand. Imputed interest at 8% has been expensed and recorded as additional paid-in capital of $24,333 and $19,533 for the years ended December 31, 2015 and 2014, respectively.

b)

As of December 31, 2015 and 2014, the Company owes $522,938 and $438,088, respectively to the CFO, former CEO and the companies controlled by him. The amounts owing are unsecured, non-interest bearing, and due on demand. The amount owing has an imputed interest at 8%.  Imputed interest at 8% has been expensed and recorded as additional paid-in capital of $37,720 and $32,621 for the years ended December 31, 2015 and 2014, respectively.

c)

As of December 31, 2015 and 2014, the Company owes $2,300 to a company controlled by a shareholder of the Company. On May 12, 2015, the 850,017 convertible preferred shares were issued to this shareholder of the Company pursuant to the merger agreement at the price of $0.16 per share.

d)

As of December 31, 2015 and 2014, the Company owes $47,500 and $0, respectively to the CEO of the Company. The amount owing has an imputed interest at 8%.  Imputed interest at 8% has been expensed and recorded as additional paid-in capital of $3,185 and $0 for the year ended December 31, 2015 and 2014, respectively.  On May 12, 2015, the 1,133,356 preferred shares were issued to the CEO of the Company pursuant to the merger agreement at the price of $0.16 per share.

4.     Convertible Notes

On March 3, 2014, the Company issued a convertible redeemable Note in the amount of $40,000. The proceeds were received on March 7, 2014. The Note carries interest at 9% annum and matures on March 3, 2015. The Note holder is entitled to convert all or a portion of the principal into shares of common stock at a conversion price of 58% the average two lowest closing bid price in the 20 trading days prior to the conversion date. In connection with the issuance of this convertible note, the Company encountered a day-one derivative loss of $13,839. The convertible note payable, at fair value, was recorded at $53,839 on the issuance date. In addition, the proceeds of $40,000 attributable to the value of the call option embedded in the note was recorded as a debt discount and amortized over the term of the note under the interest method. The debt discount of $40,000 was fully amortized during the year ended December 31, 2014.

DMH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

4.     Convertible Notes (continued)

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

On March 31, 2014, the Company issued a convertible redeemable Note in the amount of $50,000. The proceeds were received on April 2, 2014. The Note carries interest at 9% annum and matures on March 31, 2015. The Note holder is entitled to convert all or a portion of the principal into shares of common stock at a conversion price of 55% the average two lowest closing bid price in the 20 trading days prior to the conversion date. In connection with the issuance of this convertible note, the Company encountered a day-one derivative loss of $13,171. The convertible note payable, at fair value, was recorded at $63,171 on the issuance date. In addition, the proceeds of $50,000 attributable to the value of the call option embedded in the note was recorded as a debt discount and amortized over the term of the note under the interest method. Amortization for the years ended December 31, 2015 and 2014 is $2,660 and $47,340, respectively. During the year ended December 31, 2014, the debt holder made four conversions of a total of 19,893,000 shares of the company’s restricted stock satisfying $32,438 of the note with a fair value of $81,451, included in the fair value of debt balance of $81,451 was settlement of derivative liability of $49,013.The Company recorded a gain of $12,550 for less shares issued during the conversion than what was called for in the original agreement. During the year ended December 31, 2015, the debt holder made two conversions of a total of 19,962,450 shares of the company’s restricted stock satisfying the remaining $17,562 of the note in full with a fair value of $46,450, included in the fair value of debt balance of $46,450 was settlement of derivative liability of $26,488. The Company recorded a gain of $10,468 for less shares issued during the conversion than what was called for in the original agreement (See Note 6).

On May 5, 2014, the Company issued a convertible redeemable Note in the amount of $50,000. The proceeds were received on May 7, 2014. The Note carries interest at 9% annum and matured on May 5, 2015. The Company continued to accrue the default interest rate at 16%. At December 31, 2015 and 2014, the accrued interest was $0 and $5,333, respectively. The Note holder is entitled to convert all or a portion of the principal into shares of common stock at a conversion price of 55% the average two lowest closing bid price in the 20 trading days prior to the conversion date. In connection with the issuance of this convertible note, the Company encountered a day-one derivative loss of $14,892. The convertible note payable, at fair value, was recorded at $54,892 on the issuance date. In addition, the proceeds of $50,000 attributable to the value of the call option embedded in the note was recorded as a debt discount and amortized over the term of the note under the interest method. Amortization for the years ended December 31, 2015 and 2014 is $16,528 and $33,472, respectively. During the year ended December 31, 2015, the debt holder made a conversion of a total of 19,000,000 shares of the company’s restricted stock satisfying $19,000 of the note with a fair value of $25,769, included in the fair value of debt balance of $25,769 was settlement of derivative liability of $25,769.The Company recorded a gain of $31,091 for less shares issued during the conversion than what was called for in the original agreement (See Note 6).

On May 15, 2015, the Company issued a convertible redeemable Note in the amount of $50,000. The Note carries interest at 9% annum and matures on May 15, 2016. The Note holder is entitled to convert all or a portion of the principal into shares of common stock at a conversion price of 55% the average two lowest closing bid price in the 20 trading days prior to the conversion date. In connection with the issuance of this convertible note, the Company encountered a day-one derivative loss of $6,021. The convertible note payable, at fair value, was recorded at $56,021 on the issuance date. In addition, the proceeds of $50,000 attributable to the value of the call option embedded in the note was recorded as a debt discount and amortized over the term of the note under the interest method. Amortization for the years ended December 31, 2015 and 2014 is $31,944 and $0, respectively.

On July 25, 2014, the Company issued a convertible redeemable Note in the amount of $250,000. $125,000 each of the proceeds was received on June 25, 2014 and July 25, 2014, respectively (Total $250,000). The Note carries interest at 8% annum and matured on January 25, 2015. The Note holder is entitled to convert all or a portion of the principal into shares of common stock at a conversion price of the lower of $0.01 or 60% the average three lowest VWAP prices in the 15 trading days prior to the conversion date. The Holder shall not be entitled to convert the Note in connection with that number of shares of Common Stock which would be in excess of the sum of (i) the number of shares of Common Stock beneficially owned by the Holder and its affiliates on a Conversion Date, and (ii) the number of shares of Common Stock issuable upon the conversion of the Note would result in beneficial ownership by the Holder and its affiliates of more than 4.99% of the issued and outstanding shares of Common Stock of the Borrower on such Conversion Date. Also, the aggregate conversion by the Holder may not exceed 9.99% if a form 13d or equivalent is filed. In connection with the issuance of this convertible note, the Company encountered a day-one derivative gain of $68,597. The convertible note payable, at fair value, was recorded at $181,403 on the issuance date. In addition, the debt discount of $68,597 was amortized over the term of the note under the interest method. Amortization for the years ended December 31, 2015 and 2014 is $8,014 and $60,583, respectively. The accrued interest at December 31, 2015 and 2014 was $0 and $5,111, respectively. On January 28, 2015, the note was satisfied in full with 25,000,000 shares of common stocks per settlement agreement with a fair value of $269,471, included in the fair value of debt balance of $269,471 was accrued interest of $11,194 and settlement of derivative liability of $8,277. The Company recorded a loss of $11,105 for more shares issued during the conversion than what was called for in the original agreement.

DMH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

4.     Convertible Notes (continued)

In the evaluation of the financing arrangements, the Company concluded that the conversion features did not meet the conditions set forth in current accounting standards for equity classification. Since equity classification is not available for the conversion feature, it requires bifurcation and liability classification, at fair value. The Company elected to account for the hybrid contract under the guidance of ASC 815-15-25-4. The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a binomial option pricing model. In connection with the issuance of these convertible notes payable, the Company encountered a day-one derivative loss of $41,902 related to the recognition of (i) the hybrid note and (ii) the derivative instrument arising from the fair value measurement due to the fair value of the hybrid note and embedded derivative exceeding the proceeds that the Company received from the arrangement. Therefore, the Company was required to record a loss on the derivative financial instrument. In addition, the fair value will change in future periods, based upon changes in the Company’s common stock price and changes in other assumptions and market indicators used in the valuation techniques. These future changes will be recognized in changes in fair value of derivatives on the Company’s statement of operations.  At December 31, 2015 and 2014, the convertible note payable, at fair value, was recorded at $132,287 and $114,649, respectively (See Note 5). Accordingly, the company recognized loss of $28,172 and $4,506 in changes in fair value of derivative on the Company’s statement of operations at December 31, 2015 and 2014, respectively.

In addition, the proceeds of $208,597 and $50,000 received as a result of the issuance of these convertible notes is attributable to the value of the call option embedded in the note as of December 31, 2014 and 2015, respectively, which was recorded as a debt discount and will be amortized over the term of the note under the interest method. Amortization for the years ended December 31, 2015 and 2014 is $59,145 and $181,397, respectively.

5.     Derivative Liabilities

As discussed in Note 4 under Convertible Notes, the Company issued convertible notes payable that provide for the issuance of convertible notes with variable conversion provisions. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the note is indeterminate. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion shares to be issued were recorded as derivative liabilities on the issuance date. The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a binomial option pricing model. The changes in fair value of derivatives for $28,172 and $4,506 on the Company’s statement of operations as of December 31, 2015 and 2014 consisted a loss attributable to market value of the convertible notes.

The following is a summary of changes in the fair market value of the derivative liability during the years ended December 31, 2015 and 2014:

Derivative Liability Convertible Debts Total
Balance, December 31, 2013	$-
Increase in derivative value due to issuances of convertible promissory notes	208,597
Decrease in derivative value due to issuances of common stocks for conversions	(98,454)
Change in fair market value of derivative liabilities due to the mark to market adjustment	4,506
Balance, December 31, 2014	$$114,649
Increase in derivative value due to issuances of convertible promissory notes	50,000
Decrease in derivative value due to issuances of common stocks for conversions	(60,534)
Change in fair market value of derivative liabilities due to the mark to market adjustment	28,172
Balance, December 31, 2015	$132,287

6.     Common shares

Common stock issued in a private placement

During January, 2014, the Company issued 5,000,000 shares of the Company’s common stock to a subscriber at a price per share of $0.01 for total proceeds of $50,000.

DMH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

6.     Common shares (continued)

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

Common stock issued for services

During May, 2015, the Company signed an agreement to pay the consultant for a monthly fee of $2,500 in cash and $5,000 in stock for a term of one year. The number of shares will be based on an average of the three lowest VWAP’s for the last two weeks of that month started from May 2015.  During year ended December 31, 2015, the total of 10,555,556 shares were granted with a fair value of $10,556. The shares were valued using April 21, 2015 closing value of shares on date of agreement.  The number shares are calculated using an average of the three lowest VWAP’s for the last two weeks of May and June 2015. On August 25, 2015, the agreement was terminated and the common stocks that have been granted were cancelled due to nonperformance.

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

Convertible preferred stock issued for merger

On July 22, 2014, the Company acquired all of the outstanding shares of Virtual Physician’s Network through issuance of 10,000,000 shares of convertible preferred stock. Each share of convertible preferred stock has the voting rights of 20 shares of the Company’s common stock. Upon the occurrence of a mandatory conversion event, which occurs immediately following the business day on which the Corporation’s shareholders have approved an amendment to the Corporation’s Articles of Incorporation which provide for a sufficient number of authorized common stock which will permit the holders of the convertible preferred stock to convert such shares into the Company’s Common Stock, the outstanding shares of convertible preferred stock shall automatically be converted at a conversion rate of 20 shares of Common Stock for every 1 share of convertible preferred stock. As of December 31, 2015, the 7,432,099 shares were issued at the price of $0.16 per share, and the remaining shares have not been issued due to administrative delay. The remaining 2,567,901 shares of convertible preferred stocks were accrued in preferred stocks issuable with a fair value of $410,864. Each share of convertible preferred stock was valued at 20 times of closing price of common stock price of $0.008 on the date of merger.

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

During October through December, 2014, following the convertible note agreement in the amount of $50,000 on March 31, 2014, the debt holder made the following conversions of a total of 19,893,000 shares of the company’s restricted stock satisfying $32,438 of the note with a fair value of $81,451, included in the fair value of $81,451 was settlement of derivative liability of $49,013. The Company recorded a gain of $12,550 for less shares issued during the conversion than what was called for in the original agreement. During the year ended December 31, 2015, the debt holder made the following two conversions of a total of 19,962,450 shares of the company’s restricted stock satisfying the remaining $17,562 of the note in full with a fair value of $46,450, included in the fair value of debt balance of $46,450 was settlement of derivative liability of $26,488.The Company recorded a gain of $10,468 for less shares issued during the conversion than what was called for in the original agreement (See Note 4).

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

DMH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

7.     Merger

On July 22, 2014, we completed the Merger Agreement with Virtual Physician’s Network. Pursuant to the agreement, the Company acquired all of the outstanding shares of Virtual Physician’s Network through issuance of 10,000,000 shares of the Company’s convertible preferred stock. Each of preferred stock has the voting rights of 20 shares of our common stock. Virtual Physician’s Network was merged into the Company and became the Company’s wholly owned subsidiary. As of December 31, 2014, these shares have not been issued due to administrative delay. The 10,000,000 shares of convertible preferred stocks were accrued in preferred stocks issuable with a fair value of $1,600,000. Each share of convertible preferred stock was valued at 20 times of closing price of common stock price of $0.008 on the date of merger.

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

Management believes the product line of Virtual Physician’s Network acquired will enable the Company to enhance their business model and strengthen its future cash flows to fund operations and take advantage of additional growth opportunities. The Company’s evaluation of goodwill completed during the year end resulted in an impairment loss of $1,610,353.

8.     Income Taxes

The Company has $2,181,363 of net operating losses ($1,945,966 in 2014) carried forward to offset taxable income in future years which expire commencing in fiscal 2035.  The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes. As at December 31, 2015 and 2014, the Company had no uncertain tax positions.

	December 31, 2015 $	December 31, 2014 $
Net loss carry forward	(2,181,363)	(1,945,966)
Statutory rate	34%	34%
Computed expected tax recovery	741,663	661,628
Valuation allowance	(741,663)	(661,628)
Income tax provision	–	–

9.     Subsequent Events

In February 2016, the Company issued a promissory note to a non-related party in the amount of $15,000 bearing interest at 10% annually. The note is due in one year from the execution and funding of the note. In the event of default, the noteholder will receive 500,000 shares of the Company’s restricted common stock on the date that is 10 business days after the maturity date.

On March 8, 2016, following the convertible note agreement in the amount of $50,000 on May 5, 2014, the debt holder made the conversions of a total of 20,000,000 shares of the company’s restricted stock satisfying $20,000 of the note.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Section 1.

Evaluation of Disclosure Controls and Procedures:

As of December 31, 2015, we carried out an evaluation under the supervision and the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2015, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, because of the material weaknesses in internal control over financial reporting discussed in Management’s Report on Internal Control Over Financial Reporting below, our disclosure controls and procedures were not effective, at a reasonable assurance level, as of December 31, 2015. In light of this, we performed additional post-closing procedures and analyses in order to prepare the Consolidated Financial Statements included in this report. As a result of these procedures, we believe our Consolidated Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented. A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

Section 2.

Management’s Annual Report on Internal Control over Financial Reporting

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2015, our management concluded that its material weaknesses in its internal controls over financial reporting include matters pertaining to the need to enhance the supervision, monitoring and reviewing of financial statement preparation processes.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our Chief Executive Officer and Chief Financial Officer, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management has evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 and concluded that it is ineffective because of the material weaknesses in our internal control over financial reporting described above.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2015, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1)

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

2)

We did not maintain appropriate cash controls – As of December 31, 2015, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3)

We did not implement appropriate information technology controls – As at December 31, 2015, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the year ended December 31, 2015 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Listed below are our executive officers and directors as of December 31, 2015:

Name	Age	Position with the Company	Director Since
George England	51	President, Chief Executive Officer and Director	July 22, 2014 - present

Rik J. Deitsch	47	Chairman, Chief Financial Officer, Secretary and Treasurer	December 11, 2012 - present

George England

Mr. England has been a Director and Chief Executive Officer of the Company since July 22, 2014. George England has over 26 years of experience as a healthcare entrepreneur and executive. He has served as the President and COO of Virtual Physician’s Network, Inc. since 2011. From 2009 until 2011, Mr. England served as Sales Director Southeast for Nuvasive, a medical device company then Operations Manager of Integrity Medical, Nuvasive’s largest distributor. From 2007 to 2009, Mr. England served as V.P. of Sales for Surgical Outcome Support, a web-based healthcare clinical outcomes solution. In 2002 Mr. England founded and was President of United Surgical Consultants, a company specializing in the business development of medical practices and ancillary service models. Previously, Mr. England has worked with industry leaders such as Synthes, K2M and Osteotech. Mr. England has also consulted on the design of medical devices and medical instruments with several national healthcare companies and has an issued patent (US 8,728,163) on an artificial disc replacement device.  Mr. England has also authored a multi-center, randomized clinical trial protocol approved by NEIRB (New England Internal Review Board) to study the efficacy and effectiveness of a dietary supplement for the spine, which included 100 patients and yielded positive results. In 1985, Mr. England graduated with BA degree from High Point University in North Carolina.

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

c. Board of Director Meetings

We had 2 Board of Directors meeting during our 2015 Fiscal Year. Our corporate actions that were subject to Board approval were accomplished by Board resolutions. We request that all of our Directors attend our Board of Director meetings; however, we have no formal policy regarding their attendance.

d. Annual Shareholder Meetings

We held no annual shareholders meeting during 2015.

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

Item 11.Executive Compensation

The following table summarizes compensation information for the last two fiscal years for (i) our Chief Executive Officer and (ii) the four most highly compensated executive officers other than the Chief Executive Officer who were serving as our executive officers at the end of the fiscal year (collectively, the “Named Executive Officers”).

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below, for the fiscal years ended December 31, 2015 and 2014:

SUMMARY COMPENSATION TABLE

Name and principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

George England(1)	2015	109,900	—	181,337		—	—	—	291,237
Chief Executive Officer
President
and Director

Rik Deitsch(2)	2015	—	—		—	—	—	—	—
Chairman of the Board
Chief Financial Officer
Treasurer and Secretary
Former CEO & President

Name and principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

George England(1)	2014	121,500	—	—		—	—	—	121,500
Chief Executive Officer
President
and Director

Rik Deitsch(2)	2014	—	—		—	—	—	—	—
Chairman of the Board
Chief Financial Officer
Treasurer and Secretary
Former CEO & President

(1)

On July 22, 2014 George England agreed to act as the Company’s President, Chief Executive Officer and Director.

(2)

On December 11, 2012 Rik Deitsch agreed to act as the Company’s President, Chief Executive Officer and Chairman. On July 22, 2014 Mr. Deitsch stepped down as CEO. On January 1, 2015 Mr. Deitsch agreed to act as the Company’s CFO, Treasurer and Secretary.

Director Compensation

There are no standard arrangements to which directors are compensated for services provided to us. Should we obtain adequate funding or sufficient revenues to justify standard arrangements for director compensation, we will consider whether to adopt such a compensation plan.

Stock Option Grants in Last Fiscal Year

We did not grant incentive and non-qualified stock options in 2015 to any executive officer or director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables sets forth, as of December 31, 2015, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days.

Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. We are unaware of any contract or arrangement that could result in a change in control of our company.

The following table assumes based on our stock records, that there are 435,961,936 shares issued and outstanding as of May 5, 2016.

SECURITY OWNERSHIP OF MANAGEMENT AND BENEFICIAL OWNERS

Name and Address of Director or Executive Officer	Shares of Common Stock Beneficially Owned	Percent of Common Stock Outstanding
George England Chief Executive Officer, President 12538 W. Atlantic Blvd Coral Springs, Florida 33071	-	0%

Rik J. Deitsch Chief Financial Officer, Secretary, Treasurer, Chairman 12538 W. Atlantic Blvd Coral Springs, Florida 33071	103,500,000	25%

Jason Barry Director 12538 W. Atlantic Blvd Coral Springs, Florida 33071	39,250,000	9%

All executive officers and directors as a group (2) persons	142,750,000	34%

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

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed to us for fiscal years ended December 31, 2015 and 2014 by our accountants, M&K CPAS, PLLC. were approximately $19,250 and $11,500 for professional services rendered for the audit of our annual consolidated financial statements and reviews of our interim consolidated financial statements included in quarterly reports and other services related to statutory and regulatory filings or engagements.

Tax Fees

No such fees were paid in 2015 or 2014.

All Other Fees

No such fees were paid in 2015 or 2014.

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

Dated: May 5, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ George England	Director, President, Chief Executive Officer
George England		May 5, 2016

/s/ Rik J. Deitsch	Chief Financial Officer, Secretary, Treasurer, Chairman, Principal Accounting Officer	May 5, 2016
Rik J. Deitsch