Form 10-Q
period 2016-03-31
DMH INTERNATIONAL, INC.
filed 2016-06-02
CIK 1496819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2016

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission file numbers 000-32141

DMH INTERNATIONAL, INC.

(Name of registrant as specified in its charter)

Nevada	27-2689205
(State or Other Jurisdiction of Organization)	(IRS Employer Identification Number)

12538 West Atlantic Blvd, Coral Springs, Florida	33071
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of June 2, 2016 there were 435,961,936 shares of common stock.

DMH International, Inc. is referred to hereinafter as “we”, “us” or “our”

Forward Looking Statements

This Quarterly Report on Form 10-Q for the period ending March 31, 2016, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they never materialize or prove incorrect, could cause our results of to differ materially from those expressed or implied by such forward-looking statements. The words or phrases "would be," "will allow, "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." We are subject to risks detailed in Item 1(a).  All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including: (a) any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; and (b) any statements of the plans, strategies and objectives of management for future operations; and (c) any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DMH INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2016	2015
	$	$
	(Unaudited)
ASSETS

Cash	7,634	40
Total Assets	7,634	40

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	254,008	249,965
Accounts payable – related party	356,522	341,522
Due to related parties	666,154	661,954
Notes payable	30,000	-
Convertible debt-net of discount of $5,277 and $18,055, respectively	44,723	31,945
Convertible debt in default	11,000	31,000
Derivative liability	109,417	132,287
Total Current Liabilities	1,471,824	1,448,673
Total Liabilities	1,471,824	1,448,673

STOCKHOLDERS’ EQUITY (DEFICIT )

Preferred stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share; Issued and outstanding: 7,432,099 preferred shares at March 31, 2016 and December 31, 2015	7,432	7,432
Common stock	435,962	415,962
Authorized: 450,000,000 common shares with a par value of $0.001 per share issued and outstanding: 435,961,936 and 415,961,936 common shares at March 31, 2016 and December 31, 2015, respectively.
Preferred stock issuable	410,864	410,864
Common stock issuable	35,000	35,000
Additional paid-in capital	2,885,925	2,900,662
Accumulated deficit	(5,239,373)	(5,218,553)
Total Stockholders’ Equity (Deficit)	(1,464,190)	(1,448,633)
Total Liabilities and Stockholders’ Equity (Deficit)	7,634	40

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

DMH INTERNATIONAL, INC.

Condensed Consolidated Statements of Operations

 (Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015
	$	$
Revenues	-	-
Operating Expenses
General and administrative	4,249	2,677
Management fees	15,000	15,000
Professional fees	25,100	60,565
Research and development	2,077	12,007
Total Operating Expenses	46,426	90,249
Other (Income) Expense
Interest expense	12,001	26,963
Change in fair value of derivatives	15,825	(9,643)
Loss (Gain) on settlement of debt	(73,818)	637
Imputed interest	20,386	16,457
Total Other (Income) Expense	(25,606)	34,414
Net Loss	(20,820)	(124,663)
Net Loss per Share – Basic and Diluted	(0.00)	(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	421,016,881	377,191,150

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

DMH INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2016	2015
	$	$
Operating Activities
Net loss for the period	(20,820)	(124,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	20,386	16,457
Amortization of debt discount	12,778	23,174
Change in fair value of derivatives	15,825	(9,643)
Gain on settlement of convertible debt	(73,818)	637
Changes in operating assets and liabilities:
Accounts Payable – Related Party	15,000	15,000
Accounts payable and Accrued liabilities	4,043	24,141
Net Cash Used in Operating Activities	(26,606)	(54,897)
Financing Activities
Due to related parties – borrowings	19,500	72,500
Due to related parties – repayments	(15,300)	(5,000)
Proceeds from notes payable	30,000	-
Net Cash Provided By Financing Activities	34,200	67,500
Increase(decrease) in Cash	7,594	12,603
Cash – Beginning of Period	40	984
Cash – End of Period	7,634	13,587
Non-cash financing activities:
Common stock issued for debt conversions	20,000	281,156
Settlement of derivative liability due to equity conversions	38,695	34,765

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

DMH INTERNATIONAL, INC.

Notes to Condensed Consolidated Financial Statements

1.     Description of Business and Reverse Acquisition

a)

Description of Business

DMH International, Inc. (the “Company”) was incorporated in the state of Florida on March 26, 2010.

b)

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the three months ended March 31, 2016, the Company has a working capital deficit of $1,464,190 and accumulated deficit of $5,239,373. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

d)

Merger

Effective July 22, 2014, the Company acquired all of the outstanding shares of Virtual Physician’s Network through issuance of 10,000,000 shares of the Company’s convertible preferred stock. Each share of our preferred stock is convertible into 20 shares of our common stock. Virtual Physician’s Network was merged into the Company and became the Company’s wholly owned subsidiary. As of March 31, 2016, 7,432,099 shares were issued, and the remaining shares have not been issued due to administrative delay. The remaining 2,567,901 shares of convertible preferred stocks were accrued in preferred stocks issuable with a fair value of $410,864. Each share of convertible preferred stock was valued at 20 times of closing price of common stock price of $0.008 on the date of merger.

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

d)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As at March 31, 2016 and December 31, 2015, the Company had no cash equivalents.

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

g)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of March 31, 2016 and 2015, the Company has 182,361,547 and 220,478,979 shares convertible under note agreements that are anti-dilutive and not included in diluted loss per share.

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

Level 1:	Observable inputs such as quoted prices in active markets;
Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company’s financial instruments are cash, accounts payable, accrued liabilities and amounts due to related parties. The recorded values of cash, accounts payable, accrued liabilities and amounts due to related parties approximate their fair values based on their short-term nature.

The following table presents assets and liabilities that were measured and recognized at fair value as of March 31, 2016 and December 31, 2015 on a recurring basis:

	Fair Value Measurements at March 31, 2016
Description	Level 1	Level 2	Level 3	Total Realized Loss
Derivative Liability	$-	$-	$109,417	$15,825
Totals	$-	$-	$109,417	$15,825

	Fair Value Measurements at December 31, 2015
Description	Level 1	Level 2	Level 3	Total Realized Loss
Derivative Liability	$-	$-	$132,287	$28,172
Totals	$-	$-	$132,287	$28,172

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

3.     Related Party Transactions

a)

As of March 31, 2016 and December 31, 2015, the Company owes $89,216 to the director, former CFO of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand. Imputed interest at 8% has been expensed and recorded as additional paid-in capital of $1,779 and $1,760 for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016 and December 31, 2015, $255,000 and $240,000 included in accounts payable is the management fees owed to the director, former CFO, respectively. At March 31, 2016 and December 31, 2015, $101,522 included in accounts payable and accrued liabilities is owed to a company formerly controlled by the director, former CFO of the Company. These amounts owing are unsecured, non-interest bearing, and due on demand. Imputed interest at 8% has been expensed and recorded as additional paid-in capital of $7,111 and $5,553 for the three months ended March 31, 2016 and 2015, respectively.

b)

As of March 31, 2016 and December 31, 2015, the Company owes $527,138 and $522,938, respectively to the CFO, former CEO and the companies controlled by him. The amounts owing are unsecured, non-interest bearing, and due on demand. The amount owing has an imputed interest at 8%.  Imputed interest at 8% has been expensed and recorded as additional paid-in capital of $10,548 and $8,914 for the three months ended March 31, 2016 and 2015, respectively.

c)

As of March 31, 2016 and December 31, 2015, the Company owes $2,300 to a company controlled by a shareholder of the Company. On May 12, 2015, the 850,017 convertible preferred shares were issued to this shareholder of the Company pursuant to the merger agreement at the price of $0.16 per share.

d)

As of March 31, 2016 and December 31, 2015, the Company owes $47,500 to the CEO of the Company. The amount owing has an imputed interest at 8%.  Imputed interest at 8% has been expensed and recorded as additional paid-in capital of $947 and $230 for the three months ended March 31, 2016 and 2015, respectively.  On May 12, 2015, the 1,133,356 preferred shares were issued to the CEO of the Company pursuant to the merger agreement at the price of $0.16 per share.

4.     Convertible Notes

On March 31, 2014, the Company issued a convertible redeemable Note in the amount of $50,000. The proceeds were received on April 2, 2014. The Note carries interest at 9% annum and matures on March 31, 2015. The Note holder is entitled to convert all or a portion of the principal into shares of common stock at a conversion price of 55% the average two lowest closing bid price in the 20 trading days prior to the conversion date. In connection with the issuance of this convertible note, the Company encountered a day-one derivative loss of $13,171. The convertible note payable, at fair value, was recorded at $63,171 on the issuance date. In addition, the proceeds of $50,000 attributable to the value of the call option embedded in the note was recorded as a debt discount and amortized over the term of the note under the interest method. Amortization for the years ended December 31, 2015 and 2014 is $2,660 and $47,340, respectively. During the year ended December 31, 2014, the debt holder made four conversions of a total of 19,893,000 shares of the company’s restricted stock satisfying $32,438 of the note with a fair value of $81,451, included in the fair value of debt balance of $81,451 was settlement of derivative liability of $49,013.The Company recorded a gain of $12,550 for less shares issued during the conversion than what was called for in the original agreement. During the year ended December 31, 2015, the debt holder made two conversions of a total of 19,962,450 shares of the company’s restricted stock satisfying the remaining $17,562 of the note in full with a fair value of $46,450, included in the fair value of debt balance of $46,450 was settlement of derivative liability of $26,488. The Company recorded a gain of $10,468 for less shares issued during the conversion than what was called for in the original agreement (See Note 7).

DMH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

4.     Convertible Notes (continued)

On May 5, 2014, the Company issued a convertible redeemable Note in the amount of $50,000. The proceeds were received on May 7, 2014. The Note carries interest at 9% annum and matured on May 5, 2015. The Company continued to accrue the default interest rate at 16%. At December 31, 2015 and 2014, the accrued interest was $0 and $5,333, respectively. The Note holder is entitled to convert all or a portion of the principal into shares of common stock at a conversion price of 55% the average two lowest closing bid price in the 20 trading days prior to the conversion date. In connection with the issuance of this convertible note, the Company encountered a day-one derivative loss of $14,892. The convertible note payable, at fair value, was recorded at $54,892 on the issuance date. In addition, the proceeds of $50,000 attributable to the value of the call option embedded in the note was recorded as a debt discount and amortized over the term of the note under the interest method. Amortization for the years ended December 31, 2015 and 2014 is $16,528 and $33,472, respectively. During the year ended December 31, 2015, the debt holder made a conversion of a total of 19,000,000 shares of the company’s restricted stock satisfying $19,000 of the note with a fair value of $25,769, included in the fair value of debt balance of $25,769 was settlement of derivative liability of $25,769.The Company recorded a gain of $31,091 for less shares issued during the conversion than what was called for in the original agreement (See Note 7). During the three months ended March 31, 2016, the debt holder made a conversion of a total of 20,000,000 shares of the company’s restricted stock satisfying $20,000 of the note with a fair value of $38,695, included in the fair value of debt balance of $38,695 was settlement of derivative liability of $38,695.The Company recorded a gain of $73,818 for less shares issued during the conversion than what was called for in the original agreement (See Note 7).

On May 15, 2015, the Company issued a convertible redeemable Note in the amount of $50,000. The Note carries interest at 9% annum and matured on May 15, 2016. The Note holder is entitled to convert all or a portion of the principal into shares of common stock at a conversion price of 55% the average two lowest closing bid price in the 20 trading days prior to the conversion date. In connection with the issuance of this convertible note, the Company encountered a day-one derivative loss of $6,021. The convertible note payable, at fair value, was recorded at $56,021 on the issuance date. In addition, the proceeds of $50,000 attributable to the value of the call option embedded in the note was recorded as a debt discount and amortized over the term of the note under the interest method. Amortization for the three months ended March 31, 2016 and 2015 is $12,778 and $0, respectively.

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

In the evaluation of the financing arrangements, the Company concluded that the conversion features did not meet the conditions set forth in current accounting standards for equity classification. Since equity classification is not available for the conversion feature, it requires bifurcation and liability classification, at fair value. The Company elected to account for the hybrid contract under the guidance of ASC 815-15-25-4. The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a binomial option pricing model. In connection with the issuance of these convertible notes payable, the Company encountered a day-one derivative loss of $41,902 related to the recognition of (i) the hybrid note and (ii) the derivative instrument arising from the fair value measurement due to the fair value of the hybrid note and embedded derivative exceeding the proceeds that the Company received from the arrangement. Therefore, the Company was required to record a loss on the derivative financial instrument. In addition, the fair value will change in future periods, based upon changes in the Company’s common stock price and changes in other assumptions and market indicators used in the valuation techniques. These future changes will be recognized in changes in fair value of derivatives on the Company’s statement of operations.  At March 31, 2016 and December 31, 2015, the derivative, at fair value, was recorded at $109,417 and $132,287, respectively (See Note 5). Accordingly, the company recognized loss and gain of $15,825 and $9,643, in changes in fair value of derivative on the Company’s statement of operations at March 31, 2016 and 2015, respectively.

DMH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

4.     Convertible Notes (continued)

In addition, the proceeds of $208,597 and $50,000 received as a result of the issuance of these convertible notes is attributable to the value of the call option embedded in the note as of December 31, 2014 and 2015, respectively, which was recorded as a debt discount and is amortized over the term of the note under the interest method. Amortization for the three months ended March 31, 2016 and 2015 is $12,778 and $23,174, respectively.

5.     Derivative Liabilities

As discussed in Note 4 under Convertible Notes, the Company issued convertible notes payable that provide for the issuance of convertible notes with variable conversion provisions. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the note is indeterminate. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion shares to be issued were recorded as derivative liabilities on the issuance date. The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a binomial option pricing model. The loss (gain) in fair value of derivatives was for $15,825 and ($9,643) on the Company’s statement of operations as of March 31, 2016 and 2015, respectively.

The following is a summary of changes in the fair market value of the derivative liability during the three months ended March 31, 2016:

Derivative Liability Convertible Debts Total
Balance, December 31, 2015	$$132,287
Increase in derivative value due to issuances of convertible promissory notes	-
Decrease in derivative value due to issuances of common stocks for conversions	(38,695)
Change in fair market value of derivative liabilities due to the mark to market adjustment	15,825
Balance, March 31, 2016	$109,417

6. Notes payable

In February and March 2016, the Company issued two promissory notes to a non-related party in the amount of $30,000 ($15,000 each) bearing interest at 10% annually. The notes are due in one year from the execution and funding of the note. In the event of default, the noteholder will receive 500,000 shares of the Company’s restricted common stock on the date that is 10 business days after the maturity date. The interest expense for the three months ended March 31, 2016 is $213.

7.     Common shares

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

Convertible preferred stock issued for merger

On July 22, 2014, the Company acquired all of the outstanding shares of Virtual Physician’s Network through issuance of 10,000,000 shares of convertible preferred stock. Each share of convertible preferred stock has the voting rights of 20 shares of the Company’s common stock. Upon the occurrence of a mandatory conversion event, which occurs immediately following the business day on which the Corporation’s shareholders have approved an amendment to the Corporation’s Articles of Incorporation which provide for a sufficient number of authorized common stock which will permit the holders of the convertible preferred stock to convert such shares into the Company’s Common Stock, the outstanding shares of convertible preferred stock shall automatically be converted at a conversion rate of 20 shares of Common Stock for every 1 share of convertible preferred stock. As of March 31, 2016, the 7,432,099 shares were issued at the price of $0.16 per share, and the remaining shares have not been issued due to administrative delay. The remaining 2,567,901 shares of convertible preferred stocks were accrued in preferred stocks issuable with a fair value of $410,864. Each share of convertible preferred stock was valued at 20 times of closing price of common stock price of $0.008 on the date of merger.

DMH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

7.     Common shares (continued)

Common Stock Issued for Debt Conversions

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

On April 1, 2015, following the convertible note agreement in the amount of $50,000 on May 5, 2014,  the debt holder made a conversion of a total of 19,000,000 shares of the company’s restricted stock satisfying $19,000 of the note with a fair value of $25,769, included in the fair value of debt balance of $25,769 was settlement of derivative liability of $25,769.The Company recorded a gain of $31,091 for less shares issued during the conversion than what was called for in the original agreement. On March 8, 2016, the debt holder made a conversion of a total of 20,000,000 shares of the company’s restricted stock satisfying $20,000 of the note with a fair value of $38,695, included in the fair value of debt balance of $38,695 was settlement of derivative liability of $38,695 (See Note 4).

Date	Number of shares converted	Fair Value of Debt Converted
04/01/2015	19,000,000	$19,000
03/08/2016	20,000,000	$20,000

8.     Subsequent Events

In April 2016, the Company issued a promissory note to a non-related party in the amount of $15,000 bearing interest at 10% annually. The note is due in one year from the execution and funding of the note. In the event of default, the noteholder will receive 500,000 shares of the Company’s restricted common stock on the date that is 10 business days after the maturity date.

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

Results of Operations

Comparison of Three Months Periods Ended March 31, 2016 and March 31, 2015

Operating Revenues

Operating revenues since the Company’s inception has been $nil.

Operating Expenses

During the three months ended March 31, 2016, the Company incurred operating expenses of $46,426 compared with $90,249 during the three months ended March 31, 2015.  The decrease in operating expenses was attributed to a decrease in professional fees of $35,465, a decrease in research and development of $9,930, offset by a slight increase of $1,572 in general and administrative expenses.

Other Income (expense)

Total other income for the three months ended March 31, 2016 was $25,606, as compared to total other expense for the three months ended March 31, 2015 of $34,414. The decrease of $60,020 and approximately 174% in total other expenses was as a result of the gain of $73,818 on settlement of convertible debt, and a decrease of $14,962 and approximately 55% in interest expense primarily related to amortization of discount, offset by the increase of $25,468 and approximately 264% in change in fair value of derivatives relating to the fluctuation of the liability related to convertible debt carried at fair market value, and the increase of imputed interest from $16,457 to $20,386 relating to imputed interest at 8% per annum on related party loans.

Net Loss

For the three months ended March 31, 2016, the Company recorded a net loss of $20,820 compared with $124,663 for the three months ended March 31, 2015.

Working Capital

	March 31, 2016 $	December 31, 2015 $
Current Assets	7,634	40
Current Liabilities	1,471,824	1,448,673
Working Deficits	(1,464,190)	(1,448,633)

Cash Flows

	Three months ended March 31, 2016 $	Three months ended March 31, 2015 $
Cash Flows used in Operating Activities	(26,606)	(54,897)
Cash Flows provided by Financing Activities	34,200	67,500
Net Increase in Cash During Period	7,594	12,603

Liquidity and Capital Resources

As at March 31, 2016, the Company’s cash and total asset balance was $7,634 compared to $40 at December 31, 2015.

As of March 31, 2016, the Company had total liabilities of $1,471,824 compared with total liabilities of $1,448,673 at December 31, 2015.  The increase in liabilities is primarily due to the promissory notes obtained during the three months ended March 31, 2016.

As of March 31, 2016, the Company had a working capital deficit of $1,464,190 compared with a working capital deficit of $1,448,633 as of December 31, 2015.  The increase in the working capital deficit is primarily attributed to the promissory notes obtained during the three months ended March 31, 2016.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2016, we carried out an evaluation under the supervision and the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2016, as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”).  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, because of the material weaknesses in internal control over financial reporting discussed in Section 9A of our annual report on Form 10-K, our disclosure controls and procedures were not effective, at a reasonable assurance level, as of March 31, 2016. In light of this, we performed additional post-closing procedures and analyses in order to prepare the Condensed Consolidated Financial Statements included in this report. As a result of these procedures, we believe our Condensed Consolidated Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.  A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

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

Changes in Internal Control over Financial Reporting

During the first quarter we continued the enhancement of our internal controls. Otherwise, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2016 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 8, 2016, the debt holder made a conversion of a total of 20,000,000 shares of the company’s restricted stock satisfying $20,000 of the note with a fair value of $38,695, included in the fair value of debt balance of $38,695 was settlement of derivative liability of $38,695. The Company recorded a gain of $73,818 for less shares issued during the conversion than what was called for in the original agreement.

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

DMH INTERNATIONAL, INC.
Registrant

Dated: June 2, 2016	/s/ George England
George England
Chief Executive Officer

Dated: June 2, 2016	/s/ Rik J. Deitsch
Rik J. Deitsch
Chief Financial Officer