Form 10-Q
period 2016-06-30
DMH INTERNATIONAL, INC.
filed 2016-08-19
CIK 1496819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2016

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

The number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of August 19, 2016 there were 435,961,936 shares of common stock.

FINANCIAL STATEMENTS AND FOOTNOTES

DMH International, Inc. is referred to hereinafter as “we”, “us” or “our”

Forward Looking Statements

This Quarterly Report on Form 10-Q for the period ending June 30, 2016, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they never materialize or prove incorrect, could cause our results of to differ materially from those expressed or implied by such forward-looking statements. The words or phrases "would be," "will allow, "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." We are subject to risks detailed in Item 1(a).  All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including: (a) any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; and (b) any statements of the plans, strategies and objectives of management for future operations; and (c) any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DMH INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2016	2015
	$	$
	(Unaudited)
ASSETS

Cash	1,194	40
Total Assets	1,194	40

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	274,639	249,965
Accounts payable – related party	371,522	341,522
Due to related parties	670,404	661,954
Notes payable	60,000	-
Convertible debt in default-net of discount of $0 and $18,055, respectively	61,000	62,945
Derivative liability	90,372	132,287
Total Current Liabilities	1,527,937	1,448,673
Total Liabilities	1,527,937	1,448,673

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share; Issued and outstanding: 7,432,099 preferred shares at June 30, 2016 and December 31, 2015	7,432	7,432
Common stock	435,962	415,962
Authorized: 450,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 435,961,936 and 415,961,936 common shares at June 30, 2016 and December 31, 2015, respectively.
Preferred stock issuable	410,864	410,864
Common stock issuable	35,000	35,000
Additional paid-in capital	2,906,001	2,900,662
Accumulated deficit	(5,322,002)	(5,218,553)
Total Stockholders’ Equity (Deficit)	(1,526,743)	(1,448,633)
Total Liabilities and Stockholders’ Equity (Deficit)	1,194	40

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

DMH INTERNATIONAL, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	$	$	$	$
Revenues	-	-	-	-
Operating Expenses
General and administrative	7,636	8,715	11,885	11,392
Management fees	15,000	15,000	30,000	30,000
Professional fees	48,530	83,681	73,630	144,246
Research and development	2,007	2,007	4,084	14,014
Total Operating Expenses	73,173	109,403	119,599	199,652
Other (Income) Expense
Interest expense	8,425	11,659	20,426	38,622
Change in fair value of derivatives	(19,045)	11,840	(3,220)	2,197
Gain on settlement of debt	-	(31,091)	(73,818)	(30,454)
Imputed interest	20,076	14,382	40,462	30,839
Total Other (Income) Expense	9,456	6,790	(16,150)	41,204
Net Loss	(82,629)	(116,193)	(103,449)	(240,856)
Net Loss per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	435,961,936	414,709,189	428,489,409	396,053,811

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

DMH INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2016	2015
	$	$
Operating Activities
Net loss for the period	(103,449)	(240,856)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	40,462	30,839
Amortization of debt discount	18,055	33,589
Change in fair value of derivatives	(3,220)	2,197
Gain on settlement of convertible debt	(73,818)	(30,454)
Stock issued for services	-	10,556
Changes in operating assets and liabilities:
Accounts Payable – Related Party	30,000	30,000
Accounts payable and Accrued liabilities	24,674	52,145
Net Cash Used in Operating Activities	(67,296)	(111,984)
Financing Activities
Due to related parties – borrowings	51,750	101,500
Due to related parties – repayments	(43,300)	(34,000)
Proceeds from convertible debt	-	-
Proceeds from notes payable	60,000	50,000
Net Cash Provided By Financing Activities	68,450	117,500
Increase(decrease) in Cash	1,154	5,516
Cash – Beginning of Period	40	984
Cash – End of Period	1,194	6,500
Non-cash financing activities:
Common stock issued for debt conversions	20,000	300,156
Settlement of derivative liability due to equity conversions	38,695	60,534
Recognition of discount due to derivative	-	50,000
Preferred shares issued from payables	-	1,179,616

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

DMH INTERNATIONAL, INC.

Notes to Condensed Consolidated Financial Statements

1.     Description of Business and Reverse Acquisition

a)

Description of Business

DMH International, Inc. (the “Company”) was incorporated in the state of Florida on March 26, 2010.

b)

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the six months ended June 30, 2016, the Company has a working capital deficit of $1,526,743 and accumulated deficit of $5,322,002. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

d)

Merger

Effective July 22, 2014, the Company acquired all of the outstanding shares of Virtual Physician’s Network through issuance of 10,000,000 shares of the Company’s convertible preferred stock. Each share of our preferred stock is convertible into 20 shares of our common stock. Virtual Physician’s Network was merged into the Company and became the Company’s wholly owned subsidiary. As of June 30, 2016, 7,432,099 shares were issued, and the remaining shares have not been issued due to administrative delay. The remaining 2,567,901 shares of convertible preferred stocks were accrued in preferred stocks issuable with a fair value of $410,864. Each share of convertible preferred stock was valued at 20 times of closing price of common stock price of $0.008 on the date of merger.

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

d)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As at June 30, 2016 and December 31, 2015, the Company had no cash equivalents.

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

g)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of June 30, 2016 and 2015, the Company has 129,102,489 and 88,593,908 shares convertible under note agreements that are anti-dilutive and not included in diluted loss per share.

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

The following table presents assets and liabilities that were measured and recognized at fair value as of June 30, 2016 and December 31, 2015 on a recurring basis:

	Fair Value Measurements at June 30, 2016
Description	Level 1	Level 2	Level 3	Total Realized (Gain) Loss
Derivative Liability	$-	$-	$90,372	$(3,220)
Totals	$-	$-	$90,372	$(3,220)

	Fair Value Measurements at December 31, 2015
Description	Level 1	Level 2	Level 3	Total Realized Loss
Derivative Liability	$-	$-	$132,287	$28,172
Totals	$-	$-	$132,287	$28,172

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

j)

Recent Accounting Pronouncements

In March, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No.  2016-08—Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements of Update 2014-09. Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year.

DMH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

2.     Summary of Significant Accounting Policies (continued)

In January, 2016, the FASB issued ASU No. 2016-1, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For all other entities including not-for-profit entities and employee benefit plans within the scope of Topics 960 through 965 on plan accounting, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. All entities that are not public business entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.

Early application of the following amendments in this Update are permitted for all entities upon issuance of this Update as of the beginning of the fiscal year of adoption:

1.

An entity should present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk if the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.

2.

Entities that are not public business entities are not required to apply the fair value of financial instruments disclosure guidance in the General Subsection of Section 825-10-50.

Except for the early application guidance discussed above, early adoption of the amendments in this Update is not permitted.

In September, 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805) (“ASU 2015-16”). Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the Update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning December 15, 2015. The adoption of ASU 2015-016 is not expected to have a material effect on the Company’s consolidated financial statements.

In August, 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods with that reporting period.

In August, 2015, the FASB issued ASU No. 2015-13, Derivatives and Hedging (Topic 815): Application of the Normal Purchases and Normal Sales Scope Exception to Certain Electricity Contracts within Nodal Energy Markets (“ASU 2015-13”). Effective upon issuance and should be applied prospectively. Therefore, an entity will have the ability to designate on or after the date of issuance any qualifying contracts as normal purchases or normal sales.

In April 2015, the FASB issued ASU No. 2015-03, Interest–Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The Company is currently in the process of evaluating the impact of adoption of ASU 2015-03 on its balance sheets.

3.     Related Party Transactions

a)

As of June 30, 2016 and December 31, 2015, the Company owes $89,216 to the director, former CFO of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand. Imputed interest at 8% has been expensed and recorded as additional paid-in capital of $3,558 and $3,539 for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016 and December 31, 2015, $270,000 and $240,000 included in accounts payable is the management fees owed to the director, former CFO, respectively. At June 30, 2016 and December 31, 2015, $101,522 included in accounts payable and accrued liabilities is owed to a company formerly controlled by the director, former CFO of the Company. These amounts owing are unsecured, non-interest bearing, and due on demand. Imputed interest at 8% has been expensed and recorded as additional paid-in capital of $13,923 and $11,468 for the six months ended June 30, 2016 and 2015, respectively.

DMH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

3.     Related Party Transactions (continued)

b)

As of June 30, 2016 and December 31, 2015, the Company owes $531,388 and $522,938, respectively to the CFO, former CEO and the companies controlled by him. The amounts owing are unsecured, non-interest bearing, and due on demand. The amount owing has an imputed interest at 8%.  Imputed interest at 8% has been expensed and recorded as additional paid-in capital of $21,086 and $14,605 for the six months ended June 30, 2016 and 2015, respectively.

c)

As of June 30, 2016 and December 31, 2015, the Company owes $2,300 to a company controlled by a shareholder of the Company. On May 12, 2015, the 850,017 convertible preferred shares were issued to this shareholder of the Company pursuant to the merger agreement at the price of $0.16 per share.

d)

As of June 30, 2016 and December 31, 2015, the Company owes $47,500 to the CEO of the Company. The amount owing has an imputed interest at 8%.  Imputed interest at 8% has been expensed and recorded as additional paid-in capital of $1,895 and $1,227 for the six months ended June 30, 2016 and 2015, respectively.  On May 12, 2015, the 1,133,356 preferred shares were issued to the CEO of the Company pursuant to the merger agreement at the price of $0.16 per share.

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

On May 5, 2014, the Company issued a convertible redeemable Note in the amount of $50,000. The proceeds were received on May 7, 2014. The Note carries interest at 9% annum and matured on May 5, 2015. The Company continued to accrue the default interest rate at 16%. At June 30, 2016 and December 31, 2015, the accrued interest was $4,787 and $3,293, respectively. The Note holder is entitled to convert all or a portion of the principal into shares of common stock at a conversion price of 55% the average two lowest closing bid price in the 20 trading days prior to the conversion date. In connection with the issuance of this convertible note, the Company encountered a day-one derivative loss of $14,892. The convertible note payable, at fair value, was recorded at $54,892 on the issuance date. In addition, the proceeds of $50,000 attributable to the value of the call option embedded in the note was recorded as a debt discount and amortized over the term of the note under the interest method. Amortization for the years ended December 31, 2015 and 2014 is $16,528 and $33,472, respectively. During the year ended December 31, 2015, the debt holder made a conversion of a total of 19,000,000 shares of the company’s restricted stock satisfying $19,000 of the note with a fair value of $25,769, included in the fair value of debt balance of $25,769 was settlement of derivative liability of $25,769.The Company recorded a gain of $31,091 for less shares issued during the conversion than what was called for in the original agreement (See Note 7). During the six months ended June 30, 2016, the debt holder made a conversion of a total of 20,000,000 shares of the company’s restricted stock satisfying $20,000 of the note with a fair value of $38,695, included in the fair value of debt balance of $38,695 was settlement of derivative liability of $38,695.The Company recorded a gain of $73,818 for less shares issued during the conversion than what was called for in the original agreement (See Note 7). This Note is currently in default.

On May 15, 2015, the Company issued a convertible redeemable Note in the amount of $50,000. The Note carries interest at 9% annum and matured on May 15, 2016. The Company continued to accrue the default interest rate at 24%. At June 30, 2016 and December 31, 2015, the accrued interest was $1,533 and $0, respectively. The Note holder is entitled to convert all or a portion of the principal into shares of common stock at a conversion price of 55% the average two lowest closing bid price in the 20 trading days prior to the conversion date. In connection with the issuance of this convertible note, the Company encountered a day-one derivative loss of $6,021. The convertible note payable, at fair value, was recorded at $56,021 on the issuance date. In addition, the proceeds of $50,000 attributable to the value of the call option embedded in the note was recorded as a debt discount and amortized over the term of the note under the interest method. Amortization for the six months ended June 30, 2016 and 2015 is $18,055 and $6,389, respectively. This Note is currently in default.

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

In the evaluation of the financing arrangements, the Company concluded that the conversion features did not meet the conditions set forth in current accounting standards for equity classification. Since equity classification is not available for the conversion feature, it requires bifurcation and liability classification, at fair value. The Company elected to account for the hybrid contract under the guidance of ASC 815-15-25-4. The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a binomial option pricing model. In connection with the issuance of these convertible notes payable, the Company encountered a day-one derivative loss of $41,902 related to the recognition of (i) the hybrid note and (ii) the derivative instrument arising from the fair value measurement due to the fair value of the hybrid note and embedded derivative exceeding the proceeds that the Company received from the arrangement. Therefore, the Company was required to record a loss on the derivative financial instrument. In addition, the fair value will change in future periods, based upon changes in the Company’s common stock price and changes in other assumptions and market indicators used in the valuation techniques. These future changes will be recognized in changes in fair value of derivatives on the Company’s statement of operations.  At June 30, 2016 and December 31, 2015, the derivative, at fair value, was recorded at $90,372 and $132,287, respectively (See Note 5). Accordingly, the company recognized gain and loss of $3,220 and $2,197, in changes in fair value of derivative on the Company’s statement of operations at June 30, 2016 and 2015, respectively.

In addition, the proceeds of $208,597 and $50,000 received as a result of the issuance of these convertible notes is attributable to the value of the call option embedded in the note as of December 31, 2014 and 2015, respectively, which was recorded as a debt discount and is amortized over the term of the note under the interest method. Amortization for the six months ended June 30, 2016 and 2015 is $18,055 and $33,589, respectively.

5.     Derivative Liabilities

As discussed in Note 4 under Convertible Notes, the Company issued convertible notes payable that provide for the issuance of convertible notes with variable conversion provisions. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the note is indeterminate. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion shares to be issued were recorded as derivative liabilities on the issuance date. The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a binomial option pricing model. The loss (gain) in fair value of derivatives was for ($3,220) and $2,197 on the Company’s statement of operations as of June 30, 2016 and 2015, respectively.

The following is a summary of changes in the fair market value of the derivative liability during the six months ended June 30, 2016:

Derivative Liability Convertible Debts Total
Balance, December 31, 2015	$$132,287
Increase in derivative value due to issuances of convertible promissory notes	-
Decrease in derivative value due to issuances of common stocks for conversions	(38,695)
Change in fair market value of derivative liabilities due to the mark to market adjustment	(3,220)
Balance, June 30, 2016	$90,372

DMH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

6. Notes payable

During February through May, 2016, the Company issued four promissory notes to a non-related party in the amount of $60,000 ($15,000 each) bearing interest at 10% annually. The notes are due in one year from the execution and funding of the note. In the event of default, the noteholder will receive 500,000 shares of the Company’s restricted common stock on the date that is 10 business days after the maturity date. The interest expense for the six months ended June 30, 2016 is $1,383.

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

Convertible preferred stock issued for merger

On July 22, 2014, the Company acquired all of the outstanding shares of Virtual Physician’s Network through issuance of 10,000,000 shares of convertible preferred stock. Each share of convertible preferred stock has the voting rights of 20 shares of the Company’s common stock. Upon the occurrence of a mandatory conversion event, which occurs immediately following the business day on which the Corporation’s shareholders have approved an amendment to the Corporation’s Articles of Incorporation which provide for a sufficient number of authorized common stock which will permit the holders of the convertible preferred stock to convert such shares into the Company’s Common Stock, the outstanding shares of convertible preferred stock shall automatically be converted at a conversion rate of 20 shares of Common Stock for every 1 share of convertible preferred stock. As of June 30, 2016, the 7,432,099 shares were issued at the price of $0.16 per share, and the remaining shares have not been issued due to administrative delay. The remaining 2,567,901 shares of convertible preferred stocks were accrued in preferred stocks issuable with a fair value of $410,864. Each share of convertible preferred stock was valued at 20 times of closing price of common stock price of $0.008 on the date of merger.

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

On April 1, 2015, following the convertible note agreement in the amount of $50,000 on May 5, 2014,  the debt holder made a conversion of a total of 19,000,000 shares of the company’s restricted stock satisfying $19,000 of the note with a fair value of $25,769, included in the fair value of debt balance of $25,769 was settlement of derivative liability of $25,769.The Company recorded a gain of $31,091 for less shares issued during the conversion than what was called for in the original agreement. On March 8, 2016, the debt holder made a conversion of a total of 20,000,000 shares of the company’s restricted stock satisfying $20,000 of the note with a fair value of $38,695, included in the fair value of debt balance of $38,695 was settlement of derivative liability of $38,695(See Note 4).

DMH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

7.     Common shares (continued)

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

We are currently in the process of rolling out the Virtual Physicians Network v 2.1 mobile and web based app technology to key industry thought leaders in the orthopedic spine and neurosurgical spine markets in the U.S. These initial beta users include but are not limited to groups in FL, CA, MI, WV, NV, and NJ. Upon the successful implementation of the beta release of Virtual Physicians Network v. 2.1, we anticipate additional adoption from the peers and colleagues of these key thought leaders. Our beta launch is scheduled to be completed by the end of 2016.

The Virtual Physician’s Network platform is designed to accommodate all surgical and procedural specialties. Our goal is to expand into general orthopedics and cardiology for all the associated stakeholders in late 2016.

Surgeon members experience

We currently offer surgeon members five core practice building tools through the Virtual Physician’s Network as well as an interactive HIPAA compliant surgical calendar. These tools include: Book a Case, Contact My Rep, Education, Product Info, CME. The Clinical Outcomes tool is currently still in development for release in late 2016.

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

Virtual Physician’s Network will provide support and training to these organizations to effectively promote the use of their Virtual Physicians Network app throughout the beta rollout in 2016.

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

Our goal is to bring a fully integrated PACS/RIS/EMR package to market within a realistic timeframe in order to meet FDA and the American Recovery and Reinvestment Act of 2009 (“ARRA”) standards, starting with an innovative EMR framework as a basis for future product expansions.   The stated project goal is to begin marketing a combined PACS/RIS/EMR solution in late 2016. With a CCHIT qualified EMR fully integrated with TouchPACS, we will be qualified for ARRA reimbursement.

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

PACS

In late 2016, we plan bring to market our Enterprise PACS system (TouchPACS) at a competitive price point.  The focus of TouchPACS is to keep hardware and subscription costs affordable, making it an option for any size or type of clinical practice.  In addition to a traditional PACS system on-site, TouchPACS will also offer offsite content storage, automated backup solutions, and remote software access via a web based portal product. These traditionally have been separate offerings and have represented a significant integration challenge for the small to mid-sized medical practice. We plan that TouchPACS will also provide the ability to link multiple offices, providing practices the ability to have a single system supporting all sites in which they practice.

Clinical Trial Management

By the end of 2016, we plan to launch a Clinical Trial Management Solution or Laboratory Information System (TouchCT). Both the Clinical Trial Management Solutions and the TouchEMR product share many core requirements offering an opportunity to expand functionality of the TouchEMR product to satisfy trial management needs.  An electronic Clinical Trial Management system can provide service to drug development and medical research companies who are in the process of bringing clinical products to market in a newly regulated drug certification process.

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

Results of Operations

Comparison of Three Months Periods Ended June 30, 2016 and 2015

Operating Revenues

Operating revenues since the Company’s inception has been $nil.

Operating Expenses

During the three months ended June 30, 2016, the Company incurred operating expenses of $73,173 compared with $109,403 during the three months ended June 30, 2015.  The decrease in operating expenses was attributed to a decrease in professional fees of $35,151 and a decrease in general and administrative expenses of $1,079.

Other expenses

Total other expense for the three months ended June 30, 2016 was $9,456 as compared to total other expenses for the three months ended June 30, 2015 of $6,790. The increase of $2,666 and approximately 39% in total other expenses was as a result of an increase of $5,694 in imputed interest relating to imputed interest at 8% per annum on related party loans and a decrease in gain on settlement of debt from $31,091 to $0, offset by a decrease in amortization of debt discount and interest expense from $11,659 to $8,425, and the change in fair value of derivatives from a loss of $11,840 to a gain of $19,045 relating to the fluctuation of the liability related to convertible debt carried at fair.

Net Loss

For the three months ended June 30, 2016, the Company recorded a net loss of $82,629 compared with $116,193 for the three months ended June 30, 2015.

Comparison of Six Months Periods Ended June 30, 2016 and 2015

Operating Revenues

Operating revenues since the Company’s inception has been $nil.

Operating Expenses,

During the six months ended June 30, 2016, the Company incurred operating expenses of $119,599 compared with $199,652 during the six months ended June 30, 2015.  The decrease in operating expenses was attributed to a decrease in professional fees of $70,616 and decrease in research and development of $9,930, offset by a slightly increase of $493 in general and administrative expenses.

Other expenses

Total other income for the six months ended June 30, 2016 was $16,150 as compared to total other expenses for the six months ended June 30, 2015 of $41,204. The decrease of $57,354 and approximately 139% in total other expenses was as a result of the change in fair value of derivatives from a loss of $2,197 to a gain of $3,220 relating to the fluctuation of the liability related to convertible debt carried at fair, a decrease in amortization of debt discount and interest expense from $38,622 to $20,426, and an increase in gain on settlement of debt from $30,454 to $73,818, and offset by an increase of $9,623 in imputed interest relating to imputed interest at 8% per annum on related party loans.

Net Loss

For the six months ended June 30, 2016, the Company recorded a net loss of $103,449 compared with $240,856 for the six months ended June 30, 2015.

Working Capital

	June 30, 2016 $	December 31, 2015 $
Current Assets	1,194	40
Current Liabilities	1,527,937	1,448,673
Working Deficits	(1,526,743)	(1,448,633)

Cash Flows

	Six months ended June 30, 2016 $	Six months ended June 30, 2015 $
Cash Flows used in Operating Activities	(67,296)	(111,984)
Cash Flows from Financing Activities	68,450	117,500
Net Increase in Cash During Period	1,154	5,516

Liquidity and Capital Resources

As at June 30, 2016, the Company’s cash and total asset balance was $1,194 compared to $40 at December 31, 2015.

As of June 30, 2016, the Company had total liabilities of $1,527,937 compared with total liabilities of $1,448,673 at December 31, 2015.  The increase in liabilities is primarily due to increase in accounts payable and notes payable.

As of June 30, 2016, the Company had a working capital deficit of $1,526,743 compared with a working capital deficit of $1,448,633 as of December 31, 2015.  The increase in the working capital deficit is primarily attributed to increase in accounts payable and notes payable.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2016, we carried out an evaluation under the supervision and the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2016, as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”).  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, because of the material weaknesses in internal control over financial reporting discussed in Section 9A of our annual report on Form 10-K, our disclosure controls and procedures were not effective, at a reasonable assurance level, as of June 30, 2015. In light of this, we performed additional post-closing procedures and analyses in order to prepare the Condensed Consolidated Financial Statements included in this report. As a result of these procedures, we believe our Condensed Consolidated Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.  A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

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

Changes in Internal Control over Financial Reporting

During the first quarter we continued the enhancement of our internal controls. Otherwise, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2016 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

DMH INTERNATIONAL, INC.
Registrant

Dated: August 19, 2016	/s/ George England
George England
Chief Executive Officer

Dated: August 19, 2016	/s/ Rik J. Deitsch
Rik J. Deitsch
Chief Financial Officer