Form 10-Q
period 2016-09-30
DMH INTERNATIONAL, INC.
filed 2016-11-23
CIK 1496819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2016

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

The number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of November 22, 2016 there were 435,961,936 shares of common stock.

DMH International, Inc. is referred to hereinafter as “we”, “us” or “our”

Forward Looking Statements

This Quarterly Report on Form 10-Q for the period ending September 30, 2016, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they never materialize or prove incorrect, could cause our results of to differ materially from those expressed or implied by such forward-looking statements. The words or phrases "would be," "will allow, "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." We are subject to risks detailed in Item 1(a).  All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including: (a) any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; and (b) any statements of the plans, strategies and objectives of management for future operations; and (c) any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Footnotes

DMH INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2016	2015
	$	$
	(Unaudited)
ASSETS

Cash	484	40
Total Assets	484	40

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	288,257	249,965
Accounts payable – related party	386,522	341,522
Due to related parties	719,404	661,954
Notes payable	60,000	-
Convertible debt-net of discount of $0 and $18,055, respectively	-	31,945
Convertible debt in default	61,000	31,000
Derivative liability	81,237	132,287
Total Current Liabilities	1,596,420	1,448,673
Total Liabilities	1,596,420	1,448,673

STOCKHOLDERS’ EQUITY (DEFICIT )

Preferred stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share; Issued and outstanding: 7,432,099 preferred shares at September 30, 2016 and December 31, 2015	7,432	7,432
Common stock	435,962	415,962
Authorized: 450,000,000 common shares with a par value of $0.001 per share issued and outstanding: 435,961,936 and 415,961,936 common shares at September 30, 2016 and December 31, 2015, respectively.
Preferred stock issuable	410,864	410,864
Common stock issuable	35,000	35,000
Additional paid-in capital	2,927,407	2,900,662
Accumulated deficit	(5,412,601)	(5,218,553)
Total Stockholders’ Equity (Deficit)	(1,595,936)	(1,448,633)
Total Liabilities and Stockholders’ Equity (Deficit)	484	40

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

DMH INTERNATIONAL, INC.

Condensed Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	$	$	$	$
Revenues	-	-	-	-
Operating Expenses
General and administrative	8,319	11,462	20,204	22,854
Management fees	15,000	15,000	45,000	45,000
Professional fees	47,884	29,924	121,514	174,170
Research and development	2,097	2,056	6,181	16,070
Total Operating Expenses	73,300	58,442	192,899	258,094
Other (Income) Expense
Interest expense	5,028	14,822	25,454	53,444
Change in fair value of derivatives	(9,135)	16,464	(12,355)	18,661
Gain on settlement of debt	-	-	(73,818)	(30,454)
Imputed interest	21,406	22,017	61,868	52,856
Total Other (Income) Expense	17,299	53,303	1,149	94,507
Net Loss	(90,599)	(111,745)	(194,048)	(352,601)
Net Loss per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	435,961,936	415,961,936	430,998,432	402,762,776

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

DMH INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2016	2015
	$	$
Operating Activities
Net loss for the period	(194,048)	(352,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	61,868	52,856
Amortization of debt discount	18,055	46,367
Change in fair value of derivatives	(12,355)	18,661
Gain on settlement of convertible debt	(73,818)	(30,454)
Stock issued for services	-	-

Changes in operating assets and liabilities:
Accounts Payable – Related Party	45,000	45,000
Accounts payable and Accrued liabilities	38,292	68,066
Net Cash Used in Operating Activities	(117,006)	(152,105)

Financing Activities
Due to related parties – borrowings	100,750	138,000
Due to related parties – repayments	(43,300)	(36,500)
Proceeds from convertible debt	-	-
Proceeds from notes payable	60,000	50,000
Net Cash Provided By Financing Activities	117,450	151,500
Increase(decrease) in Cash	444	(605)
Cash – Beginning of Period	40	984
Cash – End of Period	484	379

Non-cash financing activities:
Common stock issued for debt conversions	20,000	300,156
Settlement of derivative liability due to equity conversions	38,695	60,534
Recognition of discount due to derivative	-	50,000
Preferred shares issued from payables	-	1,189,136

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

DMH INTERNATIONAL, INC.

Notes to Condensed Consolidated Financial Statements

1.     Description of Business and Reverse Acquisition

a)

Description of Business

DMH International, Inc. (the “Company”) was incorporated in the state of Florida on March 26, 2010.

b)

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the nine months ended September 30, 2016, the Company has a working capital deficit of $1,595,936 and accumulated deficit of $5,412,601. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

d)

Merger

Effective July 22, 2014, the Company acquired all of the outstanding shares of Virtual Physician’s Network through issuance of 10,000,000 shares of the Company’s convertible preferred stock. Each share of our preferred stock is convertible into 20 shares of our common stock. Virtual Physician’s Network was merged into the Company and became the Company’s wholly owned subsidiary. As of September 30, 2016, 7,432,099 shares were issued, and the remaining shares have not been issued due to administrative delay. The remaining 2,567,901 shares of convertible preferred stocks were accrued in preferred stocks issuable with a fair value of $410,864. Each share of convertible preferred stock was valued at 20 times of closing price of common stock price of $0.008 on the date of merger.

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

d)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As at September 30, 2016 and December 31, 2015, the Company had no cash equivalents.

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

g)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of September 30, 2016 and 2015, the Company has 129,102,489 and 88,593,908 shares convertible under note agreements that are anti-dilutive and not included in diluted loss per share.

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

The following table presents assets and liabilities that were measured and recognized at fair value as of September 30, 2016 and December 31, 2015 on a recurring basis:

	Fair Value Measurements at September 30, 2016
Description	Level 1	Level 2	Level 3	Total Realized (Gain) Loss
Derivative Liability	$-	$-	$81,237	$(12,355)
Totals	$-	$-	$81,237	$(12,355)

	Fair Value Measurements at December 31, 2015
Description	Level 1	Level 2	Level 3	Total Realized Loss
Derivative Liability	$-	$-	$132,287	$28,172
Totals	$-	$-	$132,287	$28,172

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

DMH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

3.     Related Party Transactions

a)

As of September 30, 2016 and December 31, 2015, the Company owes $89,216 to the director, former CFO of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand. Imputed interest at 8% has been expensed and recorded as additional paid-in capital of $5,358 and $5,338 for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016 and December 31, 2015, $285,000 and $240,000 included in accounts payable is the management fees owed to the director, former CFO, respectively. At September 30, 2016 and December 31, 2015, $101,522 included in accounts payable and accrued liabilities is owed to a company formerly controlled by the director, former CFO of the Company. These amounts owing are unsecured, non-interest bearing, and due on demand. Imputed interest at 8% has been expensed and recorded as additional paid-in capital of $21,414 and $17,750 for the nine months ended September 30, 2016 and 2015, respectively.

b)

As of September 30, 2016 and December 31, 2015, the Company owes $580,388 and $522,938, respectively to the CFO, former CEO and the companies controlled by him. The amounts owing are unsecured, non-interest bearing, and due on demand. The amount owing has an imputed interest at 8%.  Imputed interest at 8% has been expensed and recorded as additional paid-in capital of $32,243 and $27,541 for the nine months ended September 30, 2016 and 2015, respectively.

c)

As of September 30, 2016 and December 31, 2015, the Company owes $2,300 to a company controlled by a shareholder of the Company. On May 12, 2015, the 850,017 convertible preferred shares were issued to this shareholder of the Company pursuant to the merger agreement at the price of $0.16 per share.

d)

As of September 30, 2016 and December 31, 2015, the Company owes $47,500 to the CEO of the Company. The amount owing has an imputed interest at 8%.  Imputed interest at 8% has been expensed and recorded as additional paid-in capital of $2,853 and $2,227 for the nine months ended September 30, 2016 and 2015, respectively.  On May 12, 2015, the 1,133,356 preferred shares were issued to the CEO of the Company pursuant to the merger agreement at the price of $0.16 per share.

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

On May 5, 2014, the Company issued a convertible redeemable Note in the amount of $50,000. The proceeds were received on May 7, 2014. The Note carries interest at 9% annum and matured on May 5, 2015. The Company continued to accrue the default interest rate at 16%. At September 30, 2016 and December 31, 2015, the accrued interest was $5,237 and $2,025, respectively. The Note holder is entitled to convert all or a portion of the principal into shares of common stock at a conversion price of 55% the average two lowest closing bid price in the 20 trading days prior to the conversion date. In connection with the issuance of this convertible note, the Company encountered a day-one derivative loss of $14,892. The convertible note payable, at fair value, was recorded at $54,892 on the issuance date. In addition, the proceeds of $50,000 attributable to the value of the call option embedded in the note was recorded as a debt discount and amortized over the term of the note under the interest method. Amortization for the years ended December 31, 2015 and 2014 is $16,528 and $33,472, respectively. During the year ended December 31, 2015, the debt holder made a conversion of a total of 19,000,000 shares of the company’s restricted stock satisfying $19,000 of the note with a fair value of $25,769, included in the fair value of debt balance of $25,769 was settlement of derivative liability of $25,769.The Company recorded a gain of $31,091 for less shares issued during the conversion than what was called for in the original agreement (See Note 7). During the nine months ended September 30, 2016, the debt holder made a conversion of a total of 20,000,000 shares of the company’s restricted stock satisfying $20,000 of the note with a fair value of $38,695, included in the fair value of debt balance of $38,695 was settlement of derivative liability of $38,695.The Company recorded a gain of $73,818 for less shares issued during the conversion than what was called for in the original agreement (See Note 7). This Note is currently in default.

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

On May 15, 2015, the Company issued a convertible redeemable Note in the amount of $50,000. The Note carries interest at 9% annum and matured on May 15, 2016. The Company continued to accrue the default interest rate at 24%. At September 30, 2016 and December 31, 2015, the accrued interest was $4,600 and $0, respectively. The Note holder is entitled to convert all or a portion of the principal into shares of common stock at a conversion price of 55% the average two lowest closing bid price in the 20 trading days prior to the conversion date. In connection with the issuance of this convertible note, the Company encountered a day-one derivative loss of $6,021. The convertible note payable, at fair value, was recorded at $56,021 on the issuance date. In addition, the proceeds of $50,000 attributable to the value of the call option embedded in the note was recorded as a debt discount and amortized over the term of the note under the interest method. Amortization for the nine months ended September 30, 2016 and 2015 is $18,055 and $6,389, respectively. This Note is currently in default.

In the evaluation of the financing arrangements, the Company concluded that the conversion features did not meet the conditions set forth in current accounting standards for equity classification. Since equity classification is not available for the conversion feature, it requires bifurcation and liability classification, at fair value. The Company elected to account for the hybrid contract under the guidance of ASC 815-15-25-4. The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a binomial option pricing model. In connection with the issuance of these convertible notes payable, the Company encountered a day-one derivative loss of $41,902 related to the recognition of (i) the hybrid note and (ii) the derivative instrument arising from the fair value measurement due to the fair value of the hybrid note and embedded derivative exceeding the proceeds that the Company received from the arrangement. Therefore, the Company was required to record a loss on the derivative financial instrument. In addition, the fair value will change in future periods, based upon changes in the Company’s common stock price and changes in other assumptions and market indicators used in the valuation techniques. These future changes will be recognized in changes in fair value of derivatives on the Company’s statement of operations.  At September 30, 2016 and December 31, 2015, the derivative, at fair value, was recorded at $81,237 and $132,287, respectively (See Note 5). Accordingly, the company recognized gain and loss of $12,355 and $18,661, in changes in fair value of derivative on the Company’s statement of operations at September 30, 2016 and 2015, respectively.

In addition, the proceeds of $208,597 and $50,000 received as a result of the issuance of these convertible notes is attributable to the value of the call option embedded in the note as of December 31, 2014 and 2015, respectively, which was recorded as a debt discount and is amortized over the term of the note under the interest method. Amortization for the nine months ended September 30, 2016 and 2015 is $18,055 and $46,367, respectively.

5.     Derivative Liabilities

As discussed in Note 4 under Convertible Notes, the Company issued convertible notes payable that provide for the issuance of convertible notes with variable conversion provisions. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the note is indeterminate. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion shares to be issued were recorded as derivative liabilities on the issuance date. The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a binomial option pricing model. The loss (gain) in fair value of derivatives was for ($12,355) and $18,661 on the Company’s statement of operations as of September 30, 2016 and 2015, respectively.

DMH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

5.     Derivative Liabilities (continued)

The following is a summary of changes in the fair market value of the derivative liability during the nine months ended September 30, 2016:

Derivative Liability Convertible Debts Total
Balance, December 31, 2015	$$132,287
Increase in derivative value due to issuances of convertible promissory notes	-
Decrease in derivative value due to issuances of common stocks for conversions	(38,695)
Change in fair market value of derivative liabilities due to the mark to market adjustment	(12,355)
Balance, September 30, 2016	$81,237

6. Notes payable

During February through May, 2016, the Company issued four promissory notes to a non-related party in the amount of $60,000 ($15,000 each) bearing interest at 10% annually. The notes are due in one year from the execution and funding of the note. In the event of default, the noteholder will receive 500,000 shares of the Company’s restricted common stock on the date that is 10 business days after the maturity date. The interest expense for the nine months ended September 30, 2016 is $2,895.

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

Convertible preferred stock issued for merger

On July 22, 2014, the Company acquired all of the outstanding shares of Virtual Physician’s Network through issuance of 10,000,000 shares of convertible preferred stock. Each share of convertible preferred stock has the voting rights of 20 shares of the Company’s common stock. Upon the occurrence of a mandatory conversion event, which occurs immediately following the business day on which the Corporation’s shareholders have approved an amendment to the Corporation’s Articles of Incorporation which provide for a sufficient number of authorized common stock which will permit the holders of the convertible preferred stock to convert such shares into the Company’s Common Stock, the outstanding shares of convertible preferred stock shall automatically be converted at a conversion rate of 20 shares of Common Stock for every 1 share of convertible preferred stock. As of September 30, 2016, the 7,432,099 shares were issued at the price of $0.16 per share, and the remaining shares have not been issued due to administrative delay. The remaining 2,567,901 shares of convertible preferred stocks were accrued in preferred stocks issuable with a fair value of $410,864. Each share of convertible preferred stock was valued at 20 times of closing price of common stock price of $0.008 on the date of merger.

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

DMH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

7.     Common shares (continued)

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

We released the beta version (v 2.1) of the Virtual Physicians Network mobile and web based app technology to key industry thought leaders in the orthopedic spine and neurosurgical spine markets in the U.S in the last quarter of 2015. These initial beta users include but are not limited to groups in FL, MI, WV, and NV and have continued to give us feedback throughout the first 3 quarters of 2016. Upon the successful implementation of this beta release of Virtual Physicians Network v. 2.1, we anticipate additional adoption from the peers and colleagues of these key thought leaders. Our beta launch is scheduled to be completed by the end of 2016.

The Virtual Physician’s Network platform is designed to accommodate all surgical and procedural specialties. Our goal is to expand into general orthopedics and cardiology for all the associated stakeholders sometime in 2017.

Surgeon members experience

We currently offer surgeon members five core practice building tools through the Virtual Physician’s Network as well as an interactive HIPAA compliant surgical calendar. These tools include: Book a Case, Contact My Rep, Education, Product Info, CME. The Clinical Outcomes tool is currently still in development for release in late 2016 or early 2017.

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

PACS

In late 2017, we plan bring to market our Enterprise PACS system (TouchPACS) at a competitive price point.  The focus of TouchPACS is to keep hardware and subscription costs affordable, making it an option for any size or type of clinical practice.  In addition to a traditional PACS system on-site, TouchPACS will also offer offsite content storage, automated backup solutions, and remote software access via a web based portal product. These traditionally have been separate offerings and have represented a significant integration challenge for the small to mid-sized medical practice. We plan that TouchPACS will also provide the ability to link multiple offices, providing practices the ability to have a single system supporting all sites in which they practice.

Clinical Trial Management

By the end of 2017, we plan to launch a Clinical Trial Management Solution or Laboratory Information System (TouchCT). Both the Clinical Trial Management Solutions and the TouchEMR product share many core requirements offering an opportunity to expand functionality of the TouchEMR product to satisfy trial management needs.  An electronic Clinical Trial Management system can provide service to drug development and medical research companies who are in the process of bringing clinical products to market in a newly regulated drug certification process.

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

Results of Operations

Comparison of Three Months Periods Ended September 30, 2016 and 2015

Operating Revenues

Operating revenues since the Company’s inception has been $nil.

Operating Expenses

During the three months ended September 30, 2016, the Company incurred operating expenses of $73,300 compared with $58,442 during the three months ended September 30, 2015.  The increase in operating expenses was attributed to an increase in professional fees of $17,960, offset by decrease in general and administrative expenses of $3,143.

Other expenses

Total other expense for the three months ended September 30, 2016 was $17,299 as compared to total other expenses for the three months ended September 30, 2015 of $53,303. The decrease of $36,004 and approximately 68% in total other expenses was as a result of an decrease of $611 in imputed interest relating to imputed interest at 8% per annum on related party loans and a decrease in amortization of debt discount and interest expense from $14,822 to $5,028, and the change in fair value of derivatives from a loss of $16,464 to a gain of $9,135 relating to the fluctuation of the liability related to convertible debt carried at fair.

Net Loss

For the three months ended September 30, 2016, the Company recorded a net loss of $90,599 compared with $111,745 for the three months ended September 30, 2015.

Comparison of Nine Months Periods Ended September 30, 2016 and 2015

Operating Revenues

Operating revenues since the Company’s inception has been $nil.

Operating Expenses,

During the nine months ended September 30, 2016, the Company incurred operating expenses of $192,899 compared with $258,094 during the nine months ended September 30, 2015.  The decrease in operating expenses was attributed to a decrease in professional fees of $52,656 and decrease in research and development of $9,889, and a decrease of $2,650 in general and administrative expenses.

Other expenses

Total other expense for the nine months ended September 30, 2016 was $1,149 as compared to total other expenses for the nine months ended September 30, 2015 of $94,507. The decrease of $93,358 and approximately 99% in total other expenses was as a result of the change in fair value of derivatives from a loss of $18,661 to a gain of $12,355 relating to the fluctuation of the liability related to convertible debt carried at fair, a decrease in amortization of debt discount and interest expense from $53,444 to $25,454, and an increase in gain on settlement of debt from $30,454 to $73,818, and offset by an increase of $9,012 in imputed interest relating to imputed interest at 8% per annum on related party loans.

Net Loss

For the nine months ended September 30, 2016, the Company recorded a net loss of $194,048 compared with $352,601 for the nine months ended September 30, 2015.

Working Capital

	September 30, 2016 $	December 31, 2015 $
Current Assets	484	40
Current Liabilities	1,596,420	1,448,673
Working Deficits	(1,595,936)	(1,448,633)

Cash Flows

	Nine months ended September 30, 2016 $	Nine months ended September 30, 2015 $
Cash Flows used in Operating Activities	(117,006)	(152,105)
Cash Flows from Financing Activities	117,450	151,500
Net Increase(decrease) in Cash During Period	444	(605)

Liquidity and Capital Resources

As at September 30, 2016, the Company’s cash and total asset balance was $484 compared to $40 at December 31, 2015.

As of September 30, 2016, the Company had total liabilities of $1,596,420 compared with total liabilities of $1,448,673 at December 31, 2015.  The increase in liabilities is primarily due to increase in accounts payable and notes payable.

As of September 30, 2016, the Company had a working capital deficit of $1,595,936 compared with a working capital deficit of $1,448,633 as of December 31, 2015.  The increase in the working capital deficit is primarily attributed to increase in accounts payable and notes payable.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2016, we carried out an evaluation under the supervision and the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2016, as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”).  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, because of the material weaknesses in internal control over financial reporting discussed in Section 9A of our annual report on Form 10-K, our disclosure controls and procedures were not effective, at a reasonable assurance level, as of September 30, 2015. In light of this, we performed additional post-closing procedures and analyses in order to prepare the Condensed Consolidated Financial Statements included in this report. As a result of these procedures, we believe our Condensed Consolidated Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.  A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

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

Changes in Internal Control over Financial Reporting

During the first quarter we continued the enhancement of our internal controls. Otherwise, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2016 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

DMH INTERNATIONAL, INC.
Registrant

Dated: November 23, 2016	/s/ George England
George England
Chief Executive Officer

Dated: November 23, 2016	/s/ Rik J. Deitsch
Rik J. Deitsch
Chief Financial Officer